Form 10-Q
period 2026-03-31
PRESIDIO PRODUCTION Co
filed 2026-05-15
CIK 2083125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 001-43179

PRESIDIO PRODUCTION COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-3528250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

500 W. 7th Street, Suite 1500, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(800) 461-1604
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FTW	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FTW WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2026, 27,652,068 shares of Class A common stock, $0.0001 par value per share, and 1,676,830 shares of Class B common stock, $0.0001 par value per share, were issued and outstanding.

PRESIDIO PRODUCTION COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, our ability to make share repurchases, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements indicated in our proxy statement/prospectus contained in our Registration Statement on Form S-4 (File No. 333-290090), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on September 8, 2025, as subsequently amended on January 28, 2026 and declared effective by the SEC on January 30, 2026 (the “Proxy Statement/Prospectus”), and in this Quarterly Report. There are a number of important factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements, which include, but are not limited to:

●	oil, natural gas and natural gas liquids (“NGL”) prices;

●	our ability to successfully execute our business strategy;

●	the timing and amount of our future production of oil, natural gas and NGLs, including the declining rates of our oil and gas properties;

●	the accuracy of our estimated proved reserves;

●	our ability to achieve or maintain certain financial and operational metrics;

●	our drilling prospects, inventories, projects and programs;

●	the impact of actions taken by the OPEC and other allied countries (collectively known as “OPEC+”) as it pertains to the global supply and demand of, and prices for, oil, natural gas and NGLs;

●	the impact of armed conflict, political instability or civil unrest in oil and gas producing regions, including instability in the Middle East and the conflict between Russia and Ukraine, and the related potential effects on laws and regulations, or the imposition of economic or trade sanctions;

●	our ability to replace the reserves we produce through drilling and property acquisitions;

●	our ability to execute our financial strategy, including successfully managing our leverage, liquidity and capital required for our development program;

●	the progression and outcome of our pending legal matters;

●	our ability to comply with environmental, health and safety laws, regulations and obligations;

●	our ability to achieve superior price differentials;

●	our ability to successfully deploy our hedging strategy;

●	our ability and the ability of our competition to comply with existing and new government regulations;

●	our ability to obtain permits and governmental approvals;

●	our marketing of oil, natural gas and NGLs;

●	our ability to successfully identify, acquire and integrate leaseholds or businesses to replace our reserves;

●	our costs of developing our properties;

●	general global political and economic conditions, including changes in interest rates and associated Federal Reserve policies and the impact of inflation on our business;

●	changes in tariffs, trade policy, trade barriers, price and exchange controls and other regulatory requirements;

●	credit markets;

●	uncertainty regarding our future operating results, including our ability to pay future dividends;

●	our plans, objectives, expectations and intentions contained in this Quarterly Report; and

●	the other risks described herein and in our other filings with the Securities and Exchange Commission.

Additional factors include those described in our Proxy Statement/Prospectus, including under the captions Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations of Presidio Investment Holdings LLC, Unaudited Pro Forma Condensed Combined Financial Information and Information About PIH, in our subsequent quarterly reports on Form 10-Q, including under the captions Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in our subsequent filings with the SEC. We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the development, production, gathering and sale of oil, natural gas and NGLs, most of which are difficult to predict and many of which are beyond our control. Reserve engineering is a process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact way. The accuracy of any reserve estimates depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any future production and development program. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business, and we undertake no obligation to update or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements that we may make.

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of certain terms which are commonly used in the oil and natural gas industry:

●	“basis” means when referring to commodity pricing, the difference between the NYMEX WTI, for oil prices, and NYMEX Henry Hub, for gas prices, and the corresponding sales price at various regional sales points. The differential commonly is related to factors such as product quality, location, transportation capacity availability and contract pricing;

●	“Bbl” means one stock tank barrel or 42 U.S. gallons liquid volume;

●	“Boe” means one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil equivalent. This is an energy content correlation and does not reflect a value or price relationship between the commodities;

●	“Boe/d” means one Boe per day;

●	“British thermal unit” or “Btu” means a measure of the amount of energy required to raise the temperature of one pound of water by one-degree Fahrenheit;

●	“collar” means a financial arrangement that effectively establishes a price range for the underlying commodity. The producer bears the risk and benefit of fluctuation between the minimum (floor) price and the maximum (ceiling) price;

●	“drilled and uncompleted well” or “DUC” means a wellbore in which horizontal drilling has been completed but has yet to be stimulated through hydraulic fracturing;

●	“drilling locations” means total gross locations that may be able to be drilled on our existing acreage. A portion of our drilling locations constitute estimated locations based on our acreage and spacing assumptions;

●	“EBITDAX” means earnings before interest, taxes, depletion, depreciation, amortization, and exploration expense;

●	“gas” means natural gas;

●	“GHG” means greenhouse gas;

●	“hedging” means the use of derivative commodity and interest rate instruments to reduce financial exposure to commodity price and interest rate volatility;

●	“Henry Hub” means the distribution hub on the natural gas pipeline system in Erath, Louisiana, owned by Sabine Pipe Line LLC;

●	“horizontal drilling” means drilling that ultimately is horizontal or near horizontal to increase the length of the wellbore penetrating the target formation;

●	“horizontal wells” means wells that are drilled horizontal or near horizontal to increase the length of the wellbore penetrating the target formation;

●	“LNG” means liquified natural gas;

●	“MBoe” means one thousand barrels of oil equivalent;

●	“MBoe/d” means one thousand barrels of oil equivalent per day;

●	“Mcf” means one thousand standard cubic feet of natural gas;

●	“MMBtu” means one million British thermal units;

●	“MMBtu/d” means one MMBtu per day;

●	“MMcf” means one million standard cubic feet of natural gas;

●	“natural gas liquids” or “NGLs” means hydrocarbons, in the same family of molecules as natural gas and crude oil, composed exclusively of carbon and hydrogen. Ethane, propane, butane, isobutane, and pentane are all NGLs;

●	“net acres” means the percentage of total acres an owner owns or has leased out of a particular number of acres, or a specified tract. An owner who has 50% interest in 100 acres owns 50 net acres;

●	“NYMEX” means the New York Mercantile Exchange;

●	“option” means a contract that gives the buyer the right, but not the obligation, to buy or sell a specified quantity of a commodity or other instrument at a specific price within a specified period of time;

●	“proved developed nonproducing reserves” or “PDNP” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods but are not yet producing;

●	“proved developed producing reserves” or “PDP” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, according to the Securities and Exchange Commission or Society of Petroleum Engineers definitions of proved reserves;

●	“proved reserves” means the summation of reserves within the PDP, PDNP and PUD reservoir categories;

●	“proved undeveloped reserves” or “PUDs” means proved reserves that are expected to be recovered from undrilled well locations on existing acreage or from existing wells where a relatively major expenditure is required for recompletion within the five-year development window, according to the Securities and Exchange Commission or Society of Petroleum Engineers definition of PUD;

●	“reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock and is separate from other reservoirs;

●	“undeveloped acreage” means acreage under lease on which wells have not been drilled or completed;

●	“Up-C” means umbrella partnership - C Corporation

●	“well pad” or “pad” means an area of land that has been cleared and leveled to enable a drilling rig to operate in the exploration and development of a natural gas or oil well;

●	“wellbore” or “well” means a drilled hole that is equipped for the production of hydrocarbons;

●	“working interest” means the right granted to the lessee of a property to explore for and to produce and own oil, natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis; and

●	“WTI” means West Texas Intermediate.

v

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par values and share data)

	Successor	Predecessor
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$20,690	$4,119
Restricted cash	10,822	11,222
Accounts receivable, oil and gas	21,791	16,666
Accounts receivable, joint interest owners	11,094	11,815
Derivative assets - current	52,856	—
Prepaid expenses and other current assets	2,279	1,927
Total current assets	119,532	45,749
Oil and natural gas properties, successful efforts	698,766	529,096
Less accumulated depletion, depreciation, and amortization	(4,406)	(204,639)
Total oil and natural gas properties, net	694,360	324,457
Other property and equipment, net	5,020	5,457
Derivative assets - noncurrent	4,340	—
Right-of-use assets	102	135
Deferred tax assets - noncurrent	4,053	—
Other noncurrent assets	2,089	2,119
Total assets	$829,496	$377,917
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$24,457	$17,706
Production taxes payable	3,801	3,188
Revenue and royalties payable	24,364	20,223
Derivative liabilities - current	35,090	7,465
Current portion of long-term debt	45,791	45,363
Lease liabilities, current	106	144
Related party payable	—	1,383
Other current liabilities	18,545	23,032
Total current liabilities	152,154	118,504
Long-term debt, net	259,388	225,143
Asset retirement obligations	79,061	59,519
Lease liabilities	—	—
Derivative liabilities - noncurrent	22,459	6,734
Earnout liability	14,800	—
Total liabilities	527,862	409,900
Commitments and Contingencies (Note 14)
Series A redeemable preferred stock, $0.0001 par value; 50,000,000 total shares authorized for all preferred stock series, 125,000 shares issued and outstanding as of March 31, 2026	110,869	—
Series B convertible redeemable preferred stock, $0.0001 par value; 50,000,000 total shares authorized for all preferred stock series, 27,173 shares issued and outstanding as of March 31, 2026	24,701	—
Stockholders’ equity / members’ deficit
Members’ deficit	—	(31,983)
Class A common stock, $0.0001 par value; 1,500,000,000 shares authorized, 27,652,068 shares issued and outstanding as of March 31, 2026	3	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 1,676,830 shares issued and outstanding as of March 31, 2026	—	—
Additional paid-in capital	188,930	—
Accumulated deficit	(39,629)	—
Total stockholders’ equity attributable to Presidio Production Company / members’ deficit	149,304	(31,983)
Non-controlling interest	16,760	—
Total stockholders’ equity / members’ deficit	166,064	(31,983)
Total liabilities, redeemable preferred stock and stockholders’ equity / members’ deficit	$829,496	$377,917

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026 to	Three Months Ended
	March 31, 2026	March 3, 2026	March 31, 2025
Revenues:
Oil sales	$8,803	$12,017	$22,482
Natural gas sales	2,030	17,497	16,036
Natural gas liquids sales	4,425	6,207	13,065
Field services revenue	88	155	359
Total revenues	15,346	35,876	51,942
Operating expenses:
Lease operating expenses	5,890	12,277	18,955
Production taxes	1,024	2,098	2,989
Ad valorem taxes	358	758	1,284
Depletion, oil and gas properties	4,406	4,276	7,281
Depreciation and amortization, other property and equipment	263	673	790
Accretion of asset retirement obligation	368	643	1,008
General and administrative	1,699	48,649	16,506
Acquisition and transaction costs	224	6,993	422
Cost of field services revenue	4	9	179
Gain on sale of assets	(30)	(816)	(4,899)
Total operating expenses	14,206	75,560	44,515
Income (loss) from operations	1,140	(39,684)	7,427
Other income (expense):
Loss on commodity derivatives	(33,165)	(27,905)	(18,524)
Change in fair value of earnout liability	96	—	—
Interest expense	(1,715)	(3,920)	(6,319)
Other income (expense)	(275)	170	(136)
Total other income (expense)	(35,059)	(31,655)	(24,979)
Net loss before income taxes	(33,919)	(71,339)	(17,552)
Income tax benefit	6,953	—	—
Net loss	(26,966)	(71,339)	(17,552)
Net loss attributable to non-controlling interests	(1,547)	—	—
Net loss attributable to Presidio Production Company	$(25,419)	$(71,339)	$(17,552)

Net loss per Class A common stock:
Basic	$(0.99)
Diluted	$(0.99)

Weighted average Class A common stock outstanding:
Basic	26,738,407
Diluted	26,738,407

Net loss per PIH Class A unit, basic and diluted		$(616.17)	$(151.60)
Weighted average PIH Class A units outstanding, basic and diluted		115,778	115,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’/Members’ Equity (Deficit) (Unaudited)

(in thousands)

Predecessor	Members’ Deficit
Balance at December 31, 2024	$(27,858)
Capital distributions	(60,000)
Net loss	(17,552)
Balance at March 31, 2025	$(105,410)

Balance at December 31, 2025	$(31,983)
Net loss	(71,339)
Balance at March 3, 2026	$(103,322)

											Total
	Redeemable Preferred Stock										Stockholders’
	Series A		Series B Convertible								Equity Attributable
	Redeemable		Redeemable		Class A		Class B		Additional		to Presidio		Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Production	Non-controlling	Stockholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	Equity
Balance at March 4, 2026	—	$—	—	$—	—	$—	—	$—	$—	$(13,085)	$(13,085)	$—	$(13,085)
Conversion of Class A ordinary shares and Class B ordinary shares into Class A common stock					7,794,445	1			15,084		15,085		15,085
Reclassification of Class B ordinary shares subject to earnout arrangement					1,851,161	—			(14,896)		(14,896)		(14,896)
Deferred tax effects of earnout arrangement									3,325		3,325		3,325
Issuance of equity consideration in Business Combination					1,717,391	—	1,000,658	—	18,749		18,749	10,925	29,674
Issuance of Class A and Class B common stock in settlement of PIH share-based compensation liability					3,551,594	1	676,172	—	38,775		38,776	7,382	46,158
Issuance of equity consideration in EQVR Acquisition					3,422,260	—			37,363		37,363		37,363
Issuance of Series A redeemable preferred stock and warrants, net of issuance costs and discounts	125,000	110,494							9,149		9,149		9,149
Preferred dividends attributable to Series A redeemable preferred stock		375								(1,125)	(1,125)		(1,125)
Issuance of Series B convertible redeemable preferred stock, net of issuance costs and discounts			27,173	24,701							—		—
Excise tax imposed on common stock redemptions									(1,303)		(1,303)		(1,303)
Issuance of Class A common stock in connection with PIPE financing, net of issuance costs					9,315,217	1			82,250		82,251		82,251
Share-based compensation									434		434		434
Net loss										(25,419)	(25,419)	(1,547)	(26,966)
Balance at March 31, 2026	125,000	$110,869	27,173	$24,701	27,652,068	$3	1,676,830	$—	$188,930	$(39,629)	$149,304	$16,760	$166,064

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Successor	Predecessor
	March 4, 2026	January 1, 2026	Three Months Ended
	to March 31, 2026	to March 3, 2026	March 31, 2025

Cash flows from operating activities:
Net loss	$(26,966)	$(71,339)	$(17,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, oil and gas properties	4,406	4,276	7,281
Depreciation and amortization, other property and equipment	263	673	790
Accretion of asset retirement obligation	368	643	1,008
Settlement of asset retirement obligation liabilities	(95)	—	(228)
Deferred tax benefit	(6,953)	—	—
Amortization of debt issuance costs	47	273	450
Amortization of debt premiums	(431)	—	—
Loss on commodity derivatives	33,165	27,905	18,524
Net settlements of commodity derivatives	(6,243)	(10,621)	(10,205)
Cash paid for modification of derivative contracts, net of realized loss	(57,816)	—	—
Stock compensation expense	434	46,982	—
Change in fair value of earnout liability	(96)	—	—
Gain on sale of assets	(30)	(816)	(4,899)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	4,776	(5,573)	(2,404)
Prepaid expenses and other current assets	(656)	38	518
Other noncurrent assets	8	22	(40)
Accounts payable	5,674	(567)	(2,020)
Related party payable	(1,383)	—	—
Other current liabilities	(35,610)	13,306	(1,533)
Net cash provided by (used in) operating activities	(87,138)	5,202	(10,310)
Cash flows from investing activities:
Capital expenditures for oil and natural gas properties	(165)	(553)	(650)
Purchases of other property and equipment	(15)	(431)	(581)
Proceeds from sale of assets	1,225	816	4,899
Acquisition, net of cash acquired	(145,527)	—	—
Net cash provided by (used in) investing activities	(144,482)	(168)	3,668
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in connection with PIPE financing, net of issuance costs	82,251	—	—
Proceeds from issuance of Series A redeemable preferred stock and warrants, net of issuance costs and discounts	119,643	—	—
Proceeds from issuance of Series B convertible redeemable preferred stock, net of issuance costs and discounts	24,701	—	—
Proceeds from long-term debt	37,000	4,000	146
Repayments of long-term debt	(12,597)	(5,191)	(10,361)
Payments of debt issuance costs	(2,606)	(9)	—
Payments on finance lease liabilities	(85)	(198)	(230)
Cash settlement of PIH share-based compensation liability	(265)	—	—
Member distributions	—	—	(60,000)
Net cash provided by (used in) financing activities	248,042	(1,398)	(70,445)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,422	3,636	(77,087)
Cash, cash equivalents, and restricted cash at beginning of period	15,090	15,341	102,287
Cash, cash equivalents, and restricted cash at end of period	$31,512	$18,977	$25,200

Supplemental cash flow information:
Cash paid for interest	$1,733	$3,721	$6,299
Stock issued for acquisitions	$67,850	$—	$—
Satisfaction of liability-classified share-based payment awards	$46,982	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21	$42	$61

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

EQV Ventures Acquisition Corp. (“EQV”) was incorporated as a Cayman Islands exempted company on April 15, 2024. EQV was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

On March 4, 2026 (the “Closing Date”), Presidio Production Company (“Presidio”, the “Company”) (formerly known as Presidio PubCo Inc.) consummated the Business Combination as described in Note 3 — Business Combinations pursuant to the Business Combination Agreement dated August 5, 2025. As part of the transaction, EQV changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and was renamed “Presidio MidCo Inc.” (the “Domestication”). Immediately following the Domestication, Prometheus PubCo Merger Sub Inc., a Delaware corporation (“EQV Merger Sub”) merged with and into EQV (the “Merger”) with EQV surviving as a wholly-owned subsidiary of the Company (“EQV Surviving Subsidiary”). The Company is organized in an Up-C structure in which substantially all assets and operations of Presidio Investment Holdings LLC, a Delaware limited liability company (“PIH”) are held indirectly through Prometheus Holdings LLC, a Delaware limited liability company (“EQV Holdings”, “Opco”). The Company holds the managing member interest in Opco through EQV Surviving Subsidiary.

In connection with the Business Combination, a portion of EQV shares were exchanged for cash from shareholders who elected to execute their redemption right. The remaining EQV shares were exchanged for newly issued shares of Presidio Class A common stock (“Class A Common Stock”). The EQV public and private placement warrants were assumed by the Company and exchanged for warrants exercisable for Class A Common Stock (“Presidio Public and Private Placement Warrants”). Refer to Note 9 — Redeemable Preferred Stock and Stockholders’ Equity (Successor) for further discussion on the Presidio Public and Private Placement Warrants. Additionally, pursuant to the Rollover Agreements dated August 5, 2025, certain unitholders of PIH (“PIH Rollover Holders”) exchanged their outstanding equity interests in PIH for EQV Holdings common units (“Opco Common Units”) and an equal number of newly issued shares of Presidio Class B common stock (“Class B Common Stock”). The owners of Opco other than the Company are considered non-controlling interests in the accompanying condensed consolidated financial statements. Refer to Note 3 — Business Combinations for further discussion on the Business Combination.

Also on the Closing Date, the Company acquired all of the issued and outstanding equity interests of EQV Resources LLC, a Delaware limited liability company (“EQVR”) pursuant to the agreement and plan of merger dated August 5, 2025 (“EQVR Acquisition”). Immediately following closing of the EQVR Acquisition, Presidio contributed EQVR to EQV Surviving Subsidiary and EQV Surviving Subsidiary contributed EQVR to Opco. Refer to Note 3 — Business Combinations for further discussion on the EQVR Acquisition.

Opening successor cash and equity represent the carrying value of the accounting acquirer’s cash and equity and are not comparable to the predecessor cash and equity of PIH. Included in the opening cash balance as of March 4, 2026 was $15.1 million from the proceeds of EQV’s Initial Public Offering, net of redemptions, that was previously held in a trust account (the “Trust Account”). The cash proceeds from the Trust Account were used for transaction expenses, deferred underwriting commission, and the operating activities of the Company following the Business Combination.

The Company’s Class A common stock and warrants are listed on the New York Stock Exchange under the ticker symbols “FTW” and “FTW WS,” respectively.

Description of Business

Presidio is an independent oil and natural gas company engaged in oil and gas exploration and production, with operations concentrated across the Western Anadarko Basin of Texas, Oklahoma, and Kansas. The Company’s strategy is centered on acquiring existing producing assets and applying engineering expertise and Artificial Intelligence (“AI”) data driven analytics to enhance performance and extend asset life.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

In connection with the Business Combination, a total of 33,581,540 EQV Class A ordinary shares (“Class A Ordinary Shares”) for an aggregate redemption amount of $357.1 million were redeemed from the Trust Account. As a result of these redemptions of common stock, the Company recognized an estimated liability for the excise tax of $1.3 million, included in other current liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2026 (Successor) pursuant to the 1% excise tax under the IR Act partially offset by issuance of common and preferred stock subsequent to the redemptions. The liability does not impact the condensed consolidated statements of operations and is recognized as a reduction of additional paid-in-capital.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited, interim, condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in accordance with the rules and regulations of the SEC. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The Company’s accounting policies conform to US GAAP and have been consistently applied in the presentation of financial statements. The Company’s condensed consolidated financial statements include all wholly-owned subsidiaries and all variable interest entities for which the Company determined it is the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.

The condensed consolidated financial statements include a Predecessor period, which was the period from January 1, 2026 through March 3, 2026, concurrent with completion of the Business Combination and Successor period from March 4, 2026 through March 31, 2026. As a result of the Business Combination and EQVR Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Business Combination resulted in a new basis of accounting for PIH.

Principles of Consolidation

Under the Up-C structure, PIH Rollover Holders own all of the shares of Class B Common Stock which are non-economic voting only shares of the Company. PIH Unit Holders’ economic interest in the Company is held through their ownership (the “Common Units”) in the Opco. Pursuant to the amended and restated limited liability company agreement of the Opco (the “A&R LLC Agreement”), the Company’s ownership of Common Units in the Opco at all times equals the number of shares of the Company’s Class A Common Stock then outstanding, and PIH Rollover Holders’ ownership of Common Units in the Opco at all times equals the number of shares of Class B Common Stock then outstanding. The Opco was formed for the purpose of executing the Company’s organization with PIH Rollover Holders into an Up-C structure. The Opco, through its subsidiaries, owns, operates, and manages oil and gas properties and manages the Company’s outstanding debt and derivative instruments. The Company’s wholly-owned subsidiary, EQV Surviving Subsidiary, is the managing member of the Opco. Subsidiaries of the Opco own and operate all our oil and gas assets. The Company and the Opco are holding companies with no other operations, material cash flows, or material assets or liabilities other than the equity interests in their subsidiaries.

Holders of Common Units (other than the Company) have the right (an “exchange right”), subject to certain limitations, to exchange Presidio Interests (each consisting of one Common Unit and one share of Class B Common Stock, par value $0.0001 per share, of the Company (“Presidio Class B Common Stock” and, together with an EQV Holdings Common Unit, a “Presidio Interest”)) for, at the Company’s option, (i) shares of Presidio Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like (collectively, “adjustments”), or (ii) a corresponding amount of cash. The Company’s decision to make a cash payment or issue shares upon an exercise of an exchange right will be made by the Company’s independent directors.

Holders of EQV Holdings Common Units (other than the Company) will generally be permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving more than a specified number of Common Units (subject to the Company’s discretion to permit exchanges of a lower number of units) may occur at any time with advanced notice. The exchange rights are subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon the Company and ensure that Opco will continue to be treated as a partnership for U.S. federal income tax purposes.

The Opco is considered a variable interest entity for which the Company is the primary beneficiary. This conclusion was based on a qualitative analysis that considered the Opco’s governance structure and the Company’s control over operations of the Opco. The Company, through its wholly owned subsidiary, EQV Surviving Subsidiary, as the managing member of EQV Holdings, has the decision making authority along with the ability to control the most significant activities of the Opco and participate significantly in the Opco’s benefits and losses, where the PIH Rollover Holders directly holding other Common Units have neither substantive kick-out rights nor substantive participating rights. As such, because the Company has both power and economics in the Opco, the Company determined it is the primary beneficiary of the Opco and consolidates the Opco in the Company’s condensed consolidated financial statements. The Company reflects a non-controlling interest in the condensed consolidated financial statements based on the proportion of Common Units owned by PIH Rollover Holders relative to the total number of Common Units outstanding. The non-controlling interest is presented as a component of equity in the accompanying condensed consolidated financial statements and represents the ownership interest held by PIH Rollover Holders in the Opco.

Non-controlling Interest

The non-controlling interest percentage may be affected by the issuance of shares of Class A Common Stock, repurchases or cancellation of Class A Common Stock, the exchange of Class B Common Stock and the redemption of Common Units (and concurrent cancellation of Class B Common Stock), among other things. The percentage is based on the proportionate number of Opco Common Units held by PIH Rollover Holders relative to the total Common Units outstanding. As of March 31, 2026, the Company owned 27,652,068 Opco Common Units, representing a 94.3% interest in the Opco, and PIH Rollover Holders owned 1,676,830 Common Units, representing the remaining 5.7% interest.

When the Company’s relative ownership interest in the Opco changes, adjustments to Non-controlling interest and Paid-in capital, tax effected, will occur. Because these changes in the ownership interest in the Opco do not result in a change of control, the transactions are accounted for as equity transactions under authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), which requires that any differences between the carrying value of the Company’s basis in the Opco and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, based on the A&R LLC Agreement, there are no substantive profit sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders and non-controlling interest pro rata based on ownership interests in the Opco.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Additionally, the prices received for crude oil, natural gas, and NGLs production can heavily influence our assumptions, judgments and estimates, and continued volatility of crude oil and natural gas prices could have a significant impact on our estimates. Estimates significant to our condensed consolidated financial statements include the following:

●	proved reserves used in calculating depletion;

●	estimates of accrued revenues and unbilled costs;

●	future cash flows from proved oil and natural gas reserves used in the impairment assessment;

●	derivative financial instruments;

●	asset retirement obligations;

●	income taxes; and

●	the fair value of share-based compensation awards.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Restricted Cash

At the closing date of the ABS II securitization transaction (see Note 7 — Debt), the Company was required to deposit $15.7 million into a separate liquidity reserve account. At each note payment date, a portion of the liquidity reserve account balance is used to fund the priority of payments as required by the securitized note agreements as long as the balance exceeds the expected note interest for the six payment dates following such payment date for controlling securities, and senior transaction fees. The account is also used to fund the required principal and interest payments associated with the ABS II debt if available funds are insufficient. Following the payment in full of the aggregate outstanding amount of the Notes and of all other amounts owed, any amount remaining on deposit in the liquidity reserve account shall be distributed back to the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Successor	Predecessor
(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$20,690	$4,119
Restricted cash	10,822	11,222
Total cash, cash equivalents, and restricted cash presented in the statement of cash flows	$31,512	$15,341

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company maintains deposits at financial institutions, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits and believes the counter party risks are minimal based on the reputation and history of the institutions in which the funds are deposited and held.

During the Successor period from March 4, 2026 through March 31, 2026, oil, natural gas and NGL revenues from four purchasers totaled approximately 22%, 17%, 11%, and 11% of gross oil, natural gas and NGL revenues. During the Predecessor period from January 1, 2026 through March 3, 2026, oil, natural gas and NGL revenues from four purchasers totaled approximately 22%, 15%, 13%, and 11% of gross oil, natural gas and NGL revenues. Significant customers’ accounts receivable balances totaled approximately 23%, 20%, 14%, 12%, and 10% of oil and natural gas receivables as of March 31, 2026. During three months ended March 31, 2025, oil, natural gas and NGL revenues from four purchasers totaled approximately 26%, 13%, 12%, and 10% of gross oil, natural gas and NGL revenues. Significant customers’ accounts receivable balances totaled approximately 33%, 11%, 11%, and 10% of oil and natural gas receivables as of December 31, 2025.

No other customer balance represented greater than 10% of total accounts receivable as of March 31, 2026 or December 31, 2025. We believe that sufficient alternative purchasers exist for the Company’s oil, natural gas and NGL production and that the loss of any single purchaser would not be considered a significant interruption or business risk to the Company.

Accounts Receivable

The Company sells oil, natural gas and NGLs to various customers. Oil, natural gas and NGLs sales receivables related to these operations are generally unsecured and most payments for production are received within three months after the production date. Joint interest receivables are generally secured pursuant to the operating agreement between the operator and the joint interest owner. The Company regularly evaluates the collectability of joint interest receivables, including an assessment of expected credit losses. When appropriate based on credit risk considerations, the Company has the ability to settle receivables through netting of anticipated future production revenues. Accounts receivable amounts due from joint interest owners are stated net of an allowance for credit losses.

The Company establishes allowances for credit losses by applying an aged-based loss-rate to estimate expected lifetime credit losses on its joint interest receivables. The historical allowance for credit losses on joint interest receivables was eliminated through the Business Combination. As such, the allowance for credit losses on joint interest receivables was $0.0 million as of March 31, 2026. The allowance for credit losses on joint interest receivables was $1.4 million as of December 31, 2025. There were no write-offs of joint interest receivables during the Successor period from March 4, 2026 through March 31, 2026 or the Predecessor period from January 1, 2026 through March 3, 2026.

Derivative Activities

The Company has entered into derivative instruments to mitigate a portion of its exposure to market changes in hydrocarbon prices and basis differentials. Swap instruments require a sale of the hedged commodity at a fixed price and a purchase at a floating market price, as defined in each instrument, to a counterparty. The Company recognizes all price risk management instruments as either assets or liabilities measured at fair value. The Company has presented the fair value of derivative assets and liabilities on a net basis by counterparty in the accompanying condensed consolidated balance sheet where the right of offset exists.

The ABS II securitization transaction included certain hedging requirements. At the close date of the ABS II securitization transaction, the Company was required to hedge 85% of the projected production of oil, natural gas and NGLs following the close date for five years, eight years and four years, respectively. Natural gas basis differential swaps are required to be hedged 85% for three years following the close date. These initial hedging requirements have been satisfied. Following the third anniversary of the ABS II securitization closing date, the Company shall maintain at all times 24 months of commodity hedges in an amount not less than 85% of the projected production of oil, natural gas and NGLs until the earlier of (x) the Final Scheduled Payment Date or (y) the redemption of the Notes. As of March 31, 2026, the Company was in compliance with these requirements. The new Citizens Bank credit facility (see Note 7 — Debt) also includes certain hedging requirements in which the Company, at all times, maintains 36 months of commodity hedges in an amount not less than 75% of the projected production of oil, natural gas and NGLs.

The Company has not designated any price risk management instruments as fair value or cash flow hedges during the three months ended March 31, 2026.

Oil and Natural Gas Properties

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, costs of acquiring properties, drilling successful exploration wells, development costs, and workover costs result in additions to proved properties that are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if the determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. The costs of such exploratory wells are expensed if a determination of proved reserves has not been made within a twelve-month period after drilling is complete. Exploration costs such as geological, geophysical and seismic costs are expensed as incurred.

The capitalized costs of proved properties are depleted using the unit-of-production method based on proved developed or total proved reserves as applicable. Costs of significant non-producing properties, wells in the process of being drilled and prepaid development costs are excluded from depletion until proved reserves are established or, if unsuccessful, impairment is determined.

Producing property is considered impaired when the carrying cost of property exceeds its undiscounted future net cash flows. When a property is impaired the carrying value is reduced to the discounted future net cash flows and an impairment charge of the difference between cost and discounted future net cash flows is recorded. Non-producing properties are considered impaired when the Company considers it likely that the associated leasehold will expire without plans to renew or extend the lease.

Other Property and Equipment

Other property and equipment are carried at cost less accumulated depreciation. Major renovations and improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred. Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gain or loss is recognized. Depreciation is calculated using the straight-line method over the estimated useful lives of the various assets. See Note 5 — Property, Plant and Equipment.

Impairment of Long-Lived Assets

The carrying value of proved oil and natural gas properties, salt water disposal wells and related facilities, and other property and equipment is periodically evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

Under ASC Topic 360, Property, Plant, and Equipment, the Company evaluates impairment of proved and unproved oil and natural gas properties based on expected future net cash flows from the asset group. As the Company’s properties are managed and evaluated as a single field, impairment testing is performed on that basis. No impairment was recorded during the Successor period from March 4, 2026 through March 31, 2026 or the Predecessor period from January 1, 2026 through March 3, 2026.

Leases

The Company leases office space and vehicles. Right-of-use assets and lease liabilities are initially recorded at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to discount future lease payments. Certain leases contain variable costs above the minimum required payments and are not included in the right-of-use assets or lease liabilities. Options to extend or terminate a lease are included in the lease term when it is reasonably certain the Company will exercise that option. For operating leases, lease cost is recognized on a straight-line basis over the term of the lease. Leases with an initial term of 12 months or less are not included on the condensed consolidated balance sheet. The Company elected a practical expedient to not separate non-lease components from lease components for office space leases. The Company did not elect this practical expedient for vehicle leases.

Asset Retirement Obligations

Asset retirement obligations relate to the future costs associated with the plugging, dismantlement, remediation, and abandonment (“P&A”) of oil and natural gas wells and locations. Estimates are based on projected remaining lives of those wells based on reserve estimates and internal estimates of the future cost to P&A the wells at the end of their remaining lives. The Company records the discounted present value of those anticipated costs as its asset retirement obligation liability.

Future periodic accretion of the discount on asset retirement obligations will be recorded as an expense in the accompanying condensed consolidated statements of operations.

Revenue Recognition

Upstream Revenues

The Company disaggregates revenues from contracts with customers by type of commodity. Upstream revenues include the sale of oil, gas and NGL production which are recognized at a point in time when control is transferred to the purchaser upon delivery of contract-specified production volumes at a specified point. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced, if required, by calendar month based on volumes at contractually based rates with payment typically received within 30 days of the end of the production month. Taxes assessed by governmental authorities on oil, gas and NGL sales are presented separately from such revenues in the accompanying condensed consolidated statements of operations.

The Company also evaluates its contracts for the principal/agent provisions. If the Company is determined to be the principal, it would recognize revenue at the gross purchase price and record an expense for certain fees charged by the customer (such as transportation and fractionation fees) incurred prior to the transfer of control, as the Company would still have control of the product when these activities take place. Alternatively, when the Company is determined to be the agent, it recognizes the revenues based on the net price received from the purchaser, as control is determined to have transferred prior to the activities. During this evaluation, the Company concluded that it acts as the agent in all current contracts. Accordingly, revenue is recognized based on the net proceeds received from the purchaser.

Oil Sales

The Company sells its crude oil production at the wellhead for a contractually-specified index price, net of pricing differentials. The Company recognizes revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser. Oil revenues are recorded net of any third-party transportation fees and other applicable differentials in the Company’s condensed consolidated statements of operations.

Natural Gas and NGL Sales

Under the Company’s natural gas processing contracts, natural gas is delivered to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds for the resulting sales of NGLs and residue gas. The Company has determined that it is the agent in these transactions and recognizes revenue on a net basis, with transportation, gathering, processing, treating and compression fees as a reduction to revenues in the condensed consolidated statements of operations.

Satisfaction of Performance Obligation and Revenue Recognition

Because the Company has a right to consideration from its customers in amounts that correspond directly to the value that the customer receives from the performance completed on each contract, the Company recognizes revenue for sales at the time the crude oil, natural gas or NGLs are delivered at a fixed or determinable price.

Transaction Price Allocated to Remaining Performance Obligations

The Company’s upstream product sales contracts do not originate until production occurs and, therefore, are not considered to exist beyond each days’ production. Therefore, there are no remaining performance obligations under any of its product sales contracts.

Under the Company’s revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Under the Company’s commodity sales contracts, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts generally do not give rise to contract assets or contract liabilities under ASC 606. Instead, the Company’s unconditional rights to receive consideration are presented as a receivable within accounts receivable attributable to oil and gas sales in its condensed consolidated balance sheets. The Company has not recognized any contract assets or liabilities as of March 31, 2026 or December 31, 2025.

The opening balance of accounts receivable attributable to oil and natural gas sales was $16.7 million and $20.1 million as of January 1, 2026 and 2025, respectively.

Field Services Revenues

The Company provides field services through its Trail Dust subsidiary, including compression, forward-looking infrared (“FLIR”) surveys, emissions reduction equipment, tubing scanning, and line locating services, with compression and FLIR surveys representing the Company’s most significant service lines. When these services are provided to third party customers, including its third-party working interest partners, the Company generates supplemental, other revenues.

Revenue from compression services is recognized as earned in the month the work is performed in accordance with the contractual obligations. Revenue from FLIR surveys, tubing scanning, and line locating services is recognized at the point in time when the service is completed and the customer has accepted the work performed. Revenue from the sale of emissions reduction equipment is recognized upon delivery.

Fair Value Measurement

The Company utilizes a fair value hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”) to categorize its assets and liabilities based on inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 — Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 — Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurements.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of employee compensation and related benefits, professional services, and other corporate overhead costs incurred in the normal course of business. Compensation and benefits represent the largest component of G&A.

For the Successor period from March 4, 2026 through March 31, 2026, G&A included $0.4 million of compensation expense recognized for RSUs granted in connection with the Business Combination.

For the Predecessor period from January 1, 2026 through March 3, 2026, G&A included $47.0 million of compensation expense recognized in connection with the accrual of a share-based compensation liability associated with the final vesting and settlement of PIH’s Class B units in accordance with the original terms of the awards. The measurement of the share-based compensation liability is equal to the amount of cash and value of equity in the Company (either in Class A Common Stock or Opco Common Units with a corresponding number of Class B Common Stock, at the election of each PIH Class B unitholder) used to settle the awards. The share-based compensation liability was accounted for as an assumed liability in the Business Combination, and settlement of the share-based compensation liability is accounted for in the Successor period. In connection with the Business Combination, PIH’s Class B units are no longer outstanding.

For the three months ended March 31, 2025 (Predecessor), G&A included $15.0 million of compensation expense recognized in connection with PIH’s Class B unit distribution.

In addition, the Company provides administrative services to non-operated working interest owners under Council of Petroleum Accountants Societies (“COPAS”) joint operating agreements. Reimbursements received for such services are recorded as an offset to G&A expenses in the condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Recognized tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Prior to the closing of the Business Combination, the Predecessor was a partnership for income tax purposes. Any taxable income or loss was passed through to its owners and was recognized by the owners on their respective income tax returns. Accordingly, no federal, state, or local income taxes have been reflected in the accompanying condensed consolidated financial statements of the Predecessor. Significant differences may exist between the results of operations reported in these condensed consolidated financial statements and those determined for income tax purposes primarily due to the use of different asset valuation methods for tax purposes.

Net Income (Loss) Per Share

Successor

Basic net income (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, including any common shares issuable for nominal consideration for which all contingencies have been satisfied and excluding any legally outstanding common shares subject to forfeiture. Net income (loss) attributable to non-controlling interests is excluded from net income (loss) available to common stockholders. Dividends on Series A Redeemable Preferred Stock (as defined in Note 3 — Business Combinations), whether payable in cash or in-kind, and adjustments to the carrying amount of the redeemable preferred stock, as applicable, reduce net income, or increase net loss, available to common stockholders. Allocations of undistributed earnings to participating securities under the two-class method reduce net income available to common stockholders.

Diluted net income (loss) per share reflects the potential dilution from outstanding instruments that may be exercised, converted, exchanged, or settled in shares of the Company’s Class A Common Stock. The Company applies the treasury stock method, the if-converted method, the contingently issuable share method, and the two-class method, as applicable, and includes only those potential common shares whose effect is dilutive. Potential common shares are excluded from the diluted net income (loss) per share calculation when their effect would be antidilutive.

The Company’s Class B Common Stock has no economic rights to the undistributed earnings of the Company and is not considered a participating security under ASC 260, Earnings Per Share (“ASC 260”). Accordingly, the Company does not present net income (loss) per share for the Class B Common Stock, and shares of Class B Common Stock are excluded from the calculation of net income (loss) per share for the Class A Common Stock.

Predecessor

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of PIH Class A units outstanding during the period. Diluted net income (loss) per share is calculated to give effect to potentially issuable dilutive common shares. PIH did not have additional instruments or other substantive classes of equity to create a dilutive effect on net income (loss) per share during the period.

Mezzanine Equity

Series A Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock (as defined in Note 3 — Business Combinations) are presented within the condensed consolidated balance sheet as of March 31, 2026 as mezzanine equity as both instruments are contingently redeemable upon the occurrence of events not solely within the Company’s control. The Series A Redeemable Preferred Stock was issued in connection with freestanding equity-classified warrants; as such, net proceeds from the issuance were allocated between the two instruments on a relative fair value basis, creating a discount on the Series A Redeemable Preferred Stock. The Series B Convertible Redeemable Preferred Stock was recorded at fair value upon issuance, net of issuance costs and discounts.

In addition, certain embedded features (“embedded derivatives”) included in the Series A Redeemable Preferred Stock required bifurcation under the authoritative guidance in ASC 815-15, Derivatives and Hedging, Embedded Derivatives (“ASC 815-15”) and were classified as derivative liabilities. The embedded derivative is measured at fair value at inception, creating a discount on the host preferred stock instrument, and subsequently remeasured at fair value each reporting date thereafter, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change. Embedded features deemed not clearly and closely related to the host preferred stock instrument at inception are reassessed under ASC 815-15 each subsequent reporting date while the host instrument is outstanding. However, as of the issuance date and March 31, 2026, the Company determined the embedded derivative had a minimal fair value and, as such, was not recorded.

As of March 31, 2026, both the Series A Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were neither currently redeemable nor probable of becoming redeemable in the future based on an evaluation of the likelihood of the events that would trigger redemption occurring. As such, the carrying values were not adjusted during the Successor period from March 4, 2026 through March 31, 2026. The Company accrues for the mandatory, unconditional dividend obligations on the Series A Redeemable Preferred Stock as they become contractually payable, regardless of whether any dividends are declared.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and, if not, whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own common stock and meet all other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent reporting date while the warrants are outstanding.

In accordance with ASC 815-40, the Company has classified all its warrant instruments as equity. Warrant instruments are recorded and measured at fair value at the time of issuance, net of issuance costs, as applicable.

Earnout Shares

In connection with the Business Combination, EQV Ventures Sponsor LLC, a Delaware limited liability company (the “Sponsor”), agreed to subject certain of its founder shares to vesting (or forfeiture) on the basis of achieving certain trading price thresholds during the first five years following the closing of the Business Combination pursuant to an earnout program (“Earnout Shares”) (see Note 3 — Business Combinations for further information). The Earnout Shares do not contain dividend or voting rights prior to vesting. The Earnout Shares represent freestanding equity-linked contracts and are assessed for either liability or equity classification under the authoritative guidance in ASC 480 and ASC 815-40.

In accordance with ASC 815-40, the Earnout Shares are reported as liabilities within the Company’s condensed consolidated balance sheet because they do not qualify as being indexed to the Company’s own equity. The Earnout Shares are measured at fair value at inception and at each reporting date thereafter, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

Members’ Deficit and Share-Based Compensation (Predecessor)

PIH’s equity in the Predecessor period consisted of membership interests in the form of (i) Class A units issued and held by PIH’s former private-equity sponsor and certain members of management in exchange for capital contributions, and (ii) Class B units held by certain members of PIH which represented non-voting, equity compensation awards intended to constitute profit interests within the meaning of IRS guidelines. Distributions to holders of Class A units and Class B units were made in accordance with the PIH Amended and Restated Limited Liability Company Agreement (“PIH LLC Agreement”).

The Class B units vested 20% annually over four years, with the final 20% vesting upon the occurrence of a change of control event. Holders of the Class B units were entitled to cash payouts upon the return of contributed capital plus a rate of return to specified holders of Class A units, and the Class B units were forfeitable upon termination of employment with PIH at the discretion of management. The achievement of these payouts was determined to be a performance condition that required PIH to assess, at each reporting period, the probability that an event of payout would occur. Compensation expense was required to be recognized at such time that the payout triggers were deemed probable of being met. The Class B units were accounted for as liability-classified awards in scope of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) as the achievement of the payout conditions required the settlement of such awards by transferring cash to the incentive unit holders.

On January 6, 2025, the Board of Representatives of PIH approved a cash distribution totaling $75.0 million to its members, including $15.0 million to the Class B unit holders which was recorded as compensation expense for the three months ended March 31, 2025. The distribution was paid on January 8, 2025, and was allocated among equity holders in accordance with the PIH LLC Agreement.

As a result of the Business Combination, all PIH Class A and Class B units were exchanged at the unitholders’ election for either (i) cash or (ii) equity in either (a) Presidio Class A Common Stock or (b) EQV Holdings Common Units and an equal number of shares of Presidio Class B Common Stock. No Class A or Class B units remained issued or outstanding following the Business Combination. See “General and Administrative” in this Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for settlement of the PIH Class B units in connection with the Business Combination.

Share-based Compensation (Successor)

The Company accounts for share-based compensation in accordance with ASC 718. Share-based awards are measured at their grant-date fair value and recognized as compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting period of the award.

For restricted stock units, which are equity-classified, fair value is determined based on the closing stock price of the Company’s Class A common stock on the grant date. The Company accounts for forfeitures as they occur. See Note 10 — Share-based Compensation (Successor) for further discussion.

Adoption of New Accounting Standards

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 effective January 1, 2026 and elected to apply the guidance prospectively. Based on the short-term nature of the Company’s accounts receivable and contract assets, historical loss experience, and current credit risk management practices, the adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In April 2026, the FASB issued ASU 2026-01, “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock.” The ASU requires that PIK dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company elected to early adopt ASU 2026-01 effective March 4, 2026 (the Closing Date of the Business Combination), using the prospective transition method. The Company has applied the guidance to the initial measurement of PIK dividends on its Series A Redeemable Preferred Stock, under which the PIK dividend rate is applied to the then-current investment amount (defined as the subscription amount plus accrued but unpaid dividends) in accordance with the Series A Certificate of Designation. The adoption of ASU 2026-01 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2024 and January 2025, the FASB issued ASU 2024-03 and ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40).” The amendments require disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each relevant expense caption on the face of the income statement, including the amounts of employee compensation, depreciation, depletion and amortization, and other prescribed categories. ASU 2025-01 clarified the effective date to be annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact this update will have on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements.” The amendments make targeted improvements to the guidance on accounting for costs incurred in connection with internal-use software, including clarification of which development costs should be capitalized versus expensed. The standard is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact this update will have on its financial statements.

NOTE 3. BUSINESS COMBINATIONS

In accordance with ASC 810, Consolidation (“ASC 810”), Opco is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company, through its wholly-owned subsidiary, EQV Surviving Subsidiary, has power over the activities most significant to the VIE’s economic performance. The Company also indirectly holds Opco Common Units and participates significantly in the VIE’s benefits and losses. The PIH Rollover Holders that directly hold the other Opco Common Units have neither substantive kick-out rights nor substantive participating rights. As such, because the Company has both power and benefits in Opco, the Company determined it is the primary beneficiary of Opco. Therefore, the Company is deemed to be the accounting acquirer in the Business Combination and EQVR Acquisition. EQV represents the Company in the accounting acquirer determination. As the accounting acquirer, EQV’s net assets and stockholders’ equity retain their carrying value.

Pursuant to ASC 805, Business Combinations (“ASC 805”), PIH and EQVR did not meet the definition of a business due to each individually meeting the screen test. The Business Combination and EQVR Acquisition are both accounted for as acquisitions of VIEs that are not a business in accordance with ASC 810. The assets acquired and liabilities assumed are estimated at their acquisition-date fair values under the acquisition method.

In connection with the Business Combination and pursuant to the rollover agreements dated August 5, 2025, certain unitholders of PIH (“PIH Rollover Holders”) exchanged their outstanding equity interests in PIH for 1,676,830 Opco Common Units and an equal number of shares of Class B Common Stock. Following the Closing Date, the Company owned 94.3% of the Opco Common Units. Holders of Opco Common Units (other than the Company) have the right (an “exchange right”), subject to certain limitations, to exchange interests of the Company (each interest consisting of one Opco Common Unit and one share of Class B Common Stock, together the “Company Interests”) for, at the Company’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. The Company’s decision to make a cash payment or issue shares upon an exercise of an exchange right will be made by the Company’s independent directors. Holders of Opco Common Units (other than the Company) are generally permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving more than a specified number of Opco Common Units (subject to the Company’s discretion to permit exchanges of a lower number of Company Interests) may occur at any time with advanced notice. The exchange rights are subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon the Company and ensure that Opco will continue to be treated as a partnership for U.S. federal income tax purposes.

Concurrently with the execution of the Business Combination Agreement, EQV and the Company entered into subscription agreements on August 5, 2025 with certain investors (“PIPE Investors”) pursuant to which, among other things, the PIPE Investors subscribed for and purchased an aggregate of 8,750,000 shares of Class A Common Stock issued by the Company following the Domestication for a purchase price of $10.00 per share (the “PIPE Financing”). At the Closing Date, the Company issued an aggregate of 8,750,000 shares of Class A Common Stock to the PIPE Investors.

Concurrently with the execution of the Business Combination Agreement, EQV, the Company and PIH entered into a Series A Preferred Securities Purchase Agreement (the “Series A Securities Purchase Agreement”) on August 5, 2025 with certain investors (the “Series A Preferred Investors”) providing for the purchase, in private placements, of an aggregate of 125,000 shares of Series A preferred stock (“Series A Redeemable Preferred Stock”) and warrants to purchase 937,500 shares of Class A Common Stock with an exercise price of $0.01 per warrant (“Preferred Investor Warrants”) for a cash purchase price of $123.8 million. On February 23, 2026, EQV, the Company and PIH entered into a Series B Preferred Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) with Adage Capital Partners, L.P. (the “Series B Preferred Investor”) providing for the purchase, in a private placement, of an aggregate of 27,173 shares of Series B preferred stock (“Series B Convertible Redeemable Preferred Stock”) convertible into 100 shares of Class A Common Stock and entitled to participate in dividends declared on shares of Class A Common Stock on an as-converted basis, for an aggregate cash purchase price of $25.0 million. Refer to Note 9 — Redeemable Preferred Stock and Stockholders’ Equity for more information regarding the rights and preferences of these instruments.

Certain shareholders entered into a Sponsor Letter Agreement and agreed to be bound by certain restrictions on transfer with respect to their equity interests in EQV prior to the Closing Date and waived any adjustments, including anti-dilution or similar protection, to existing conversion ratios with respect to any equity interests in EQV. The Sponsor also agreed to subject 1,851,161 of its Class B ordinary shares, par value $0.0001 per share, (“Class B Ordinary Shares”) to vesting (or forfeiture) on the basis of achieving certain trading price thresholds during the first five years following the Closing Date pursuant to an earnout program (“Earnout Shares”). The Earnout Shares are subject to forfeiture, and vest in two equal 50% increments if, over any 20 trading days within any 30 consecutive trading-day period during the five years following the Closing Date, the trading share price of the Class A Common Stock is greater than or equal to $12.50 per share and $15.00 per share, respectively (or if Presidio consummates a sale that would value such shares at the aforementioned thresholds). The Sponsor agreed to subject 3,702,323 of its Class B Ordinary Shares to a dividend reinvestment program during the first three years following the Closing Date (“DRIP Shares”). The DRIP Shares are not subject to forfeiture but vests pursuant to the terms of the dividend reinvestment program in three tranches, with one-third of such shares vesting on the date that is 12 months following the Closing Date, one-half of the remainder of such shares vesting on the date that is 24 months following the Closing Date and the remaining of such shares vesting on the date that is 36 months following the Closing Date. The Sponsor agreed to subject 1,851,161 of its Class B Ordinary Shares to certain “lock-up” provisions during the post-Closing Date lock-up periods (“Lock-Up Shares”). The Lock-Up Shares are restricted from transfer for a period ending on the earlier of the date (i) that is 12 months following the Closing Date and (ii) upon which Presidio completes a liquidation, merger, share exchange or other similar transaction following the Closing Date that results in all the equity holders of Presidio having the right to exchange their shares of Presidio Class A Common Stock for cash, securities or other property, subject to customary exceptions and potential early-release 150 days after the Closing Date based on the stock price sustaining specified price thresholds for 20 trading days within any 30 consecutive trading-day period. In conjunction with the consummation of the Business Combination, these Class B Ordinary Shares were converted into Class A Common Stock.

In connection with the Business Combination and pursuant to the Securities Contribution and Transfer Agreements, the Sponsor forfeited 1,127,963 of its Class B Ordinary Shares as a contribution to EQV. Of the 1,127,963 Class B Ordinary Shares forfeited, 562,746 Class B Ordinary Shares were forfeited in exchange for Presidio issuing 562,746 shares of Class A Common Stock to the PIH Rollover Holders and 565,217 Class B Ordinary Shares were forfeited in exchange for the Company issuing 565,217 shares of Class A Common Stock to the PIPE Investors. Pursuant to the Series B Forfeiture Agreement, the Sponsor also contributed 217,391 Class B Ordinary Shares to EQV in exchange for the Company reserving 217,300 shares of Class A Common Stock to the Series B Preferred Investor.

For the Successor period from March 4, 2026 through March 31, 2026, the Company incurred $0.2 million of expenses directly related to the Business Combination and EQVR Acquisition, which are reflected as General and administrative on the condensed consolidated statements of operations. For the Predecessor period from January 1, 2026 through March 3, 2026, PIH incurred $7.0 million of expenses directly related to the Business Combination, which are reflected as General and administrative on the condensed consolidated statements of operations. Since the results of operations prior to March 4, 2026 relate to the operations of PIH, transaction costs incurred by EQV were excluded from the Predecessor condensed consolidated statement of operations. Accordingly, for the period from January 1, 2026 through March 3, 2026, transaction costs incurred by EQV of $18.1 million were excluded. On the Closing Date, the Company paid $2.7 million of deferred underwriting costs and $0.7 million of deferred legal fees related to EQV’s initial public offering. The Company also paid $5.2 million of fees related to the issuance of the Class A Common Stock in the PIPE financing which is reflected as a reduction of equity. The Company paid $1.3 million in original issue discounts and $4.1 million in fees related to the issuance of the Series A Redeemable Preferred Stock and Preferred Investor Warrants and accounted for them as a reduction of equity. The Company paid $2.2 million in original issue discounts and $0.3 million in fees related to the issuance of the Series B Convertible Redeemable Preferred Stock and accounted for them as a reduction of equity.

Presidio Investment Holdings LLC

The following table summarizes the total consideration transferred to the PIH unitholders:

(in thousands)
Purchase price:
Cash	$134,994
1,717,391 Class A common stock	18,977
1,000,658 EQV Holdings common units	11,057
Total purchase consideration	$165,028

The fair value of the Class A Common Stock and Opco Common Units has been determined by equating their value to the closing trading price of the Class A Common Stock, which was $11.05 per share as of March 4, 2026. This price was applied to 1,717,391 Class A Common Stock and 1,000,658 Opco Common Units, respectively. An additional 3,551,594 Class A Common Stock, 676,172 Opco Common Units, and $0.3 million of cash transferred to PIH unitholders as settlement of an outstanding PIH share-based compensation liability has been excluded from the calculation of purchase consideration.

The following table summarizes the recognized amounts of identified assets acquired and liabilities assumed:

(in thousands)
Assets acquired
Cash and cash equivalents	$7,926
Restricted cash	11,051
Accounts receivable, oil and gas	23,275
Accounts receivable, joint interest owners	10,779
Derivative assets - current	8,550
Prepaid expenses and other current assets	9,256
Oil and natural gas properties, successful efforts	609,218
Other property and equipment, net	5,221
Derivative assets - noncurrent	4,009
Right-of-use assets	117
Other noncurrent assets	2,097
Total assets acquired	$691,499

Liabilities assumed
Accounts payable	17,139
Production taxes payable	3,991
Revenue and royalties payable	22,639
Derivative liabilities - current	26,943
Current portion of long-term debt	9,142
Lease liabilities, current	122
Other current liabilities	88,852
Long-term debt, net	274,677
Asset retirement obligations	63,390
Derivative liabilities - noncurrent	15,311
Deferred tax liabilities - noncurrent	4,265
Total liabilities assumed	$526,471

Total net assets acquired	$165,028

EQV Resources LLC

The following table summarizes the total consideration transferred to the EQVR unitholders:

(in thousands)
Purchase price:
Cash	$29,022
3,422,260 Class A common stock	37,816
Total purchase consideration	$66,838

The fair value of the 3,422,260 shares of Class A Common Stock is based on the closing trading price as of March 4, 2026 for the Class A Common Stock, which was $11.05 per share.

The following table summarizes the recognized amounts of identified assets acquired and liabilities assumed:

(in thousands)
Assets acquired
Cash and cash equivalents	$694
Accounts receivable, oil and gas	2,277
Accounts receivable, joint interest owners	3,898
Derivative assets - current	1,157
Oil and natural gas properties, successful efforts	89,395
Other property and equipment, net	47
Derivative assets - noncurrent	371
Total assets acquired	$97,839

Liabilities assumed
Accounts payable	4,245
Revenue and royalties payable	7
Derivative liabilities - current	1,678
Other current liabilities	1,372
Asset retirement obligations	15,398
Derivative liabilities - noncurrent	1,402
Deferred tax liabilities - noncurrent	6,899
Total liabilities assumed	$31,001

Total net assets acquired	$66,838

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

Set forth below are the summarized amounts, terms and gross fair values of outstanding commodity derivative instruments as of March 31, 2026 (Successor):

	Volumes	Weighted Average Price	Fair Value
Oil Swaps:	(in Bbls)	($ per Bbl)	(in thousands)
April - December 2026	828	59.19	$(17,516)
January - December 2027	1,041	59.32	(10,003)
January - December 2028	487	57.80	(4,383)
January - December 2029	15	64.41	$(20)
Total	2,371		(31,922)

	Volumes	Weighted Average Price	Fair Value
Natural Gas Swaps:	(in MMBtu)	($ per MMBtu)	(in thousands)
April - December 2026	18,415	5.85	$45,424
January - December 2027	22,195	4.14	7,795
January - December 2028	20,358	3.55	(4,316)
January - December 2029	17,080	3.57	(1,306)
January - December 2030	15,340	3.55	(799)
Thereafter	7,314	3.63	98
Total	100,702		$46,896

	Volumes	Basis Differential	Fair Value
Natural Gas Basis Swaps:	(in MMBtu)	($ per MMBtu)	(in thousands)
April - December 2026	17,665	(0.49)	$4,854
January - December 2027	19,053	(0.30)	4,017
January - December 2028	4,508	(0.26)	(24)
Total	41,226		8,847

	Volumes	Weighted Average Price	Fair Value
Natural Gas Liquids Swaps:	(in Bbls)	($ per Bbl)	(in thousands)
April - December 2026	1,611	21.66	$(15,034)
January - December 2027	1,861	23.23	(8,291)
January - December 2028	1,384	25.79	(849)
Total	4,856		$(24,174)

Set forth below are the summarized amounts, terms and gross fair values of outstanding commodity derivative instruments as of December 31, 2025 (Predecessor):

	Volumes	Weighted Average Price	Fair Value
Oil Swaps:	(in Bbls)	($ per Bbl)	(in thousands)
January - December 2026	990	57.45	$395
January - December 2027	902	58.22	698
January - December 2028	422	56.67	(662)
Total	2,314		$431

	Volumes	Weighted Average Price	Fair Value
Natural Gas Swaps:	(in MMBtu)	($ per MMBTU)	(in thousands)
January - December 2026	21,071	3.19	$(11,117)
January - December 2027	19,133	3.68	(3,676)
January - December 2028	17,664	3.57	(2,267)
January - December 2029	16,454	3.55	(899)
January - December 2030	15,340	3.55	(783)
Thereafter	7,314	3.63	852
Total	96,976		$(17,890)

	Volumes	Basis Differential	Fair Value
Natural Gas Basis Swaps:	(in MMBtu)	($ per MMBTU)	(in thousands)
January - December 2026	21,071	(0.32)	$6,807
January - December 2027	18,944	(0.30)	741
Total	40,015		$7,548

	Volumes	Weighted Average Price	Fair Value
Natural Gas Liquids Swaps:	(in Bbls)	($ per Bbl)	(in thousands)
January - December 2026	1,894	22.10	$(3,550)
January - December 2027	1,671	22.69	(2,105)
January - December 2028	1,295	25.66	1,367
Total	4,860		$(4,288)

Below is a reconciliation of the gross open positions by commodity to the net open positions presented on the condensed consolidated balance sheet as of March 31, 2026 (Successor):

	Current		Noncurrent
(in thousands)	Assets	Liabilities	Assets	Liabilities
Commodity
Oil	$14	$(20,249)	$—	$(11,687)
Gas	61,765	(4,940)	9,562	(10,644)
NGL	—	(18,824)	1,054	(6,404)
Total	$61,779	$(44,013)	$10,616	$(28,735)
Effects of netting arrangements	(8,923)	8,923	(6,276)	6,276
Total	$52,856	$(35,090)	$4,340	$(22,459)

Below is a reconciliation of the gross open positions by commodity to the net open positions presented on the condensed consolidated balance sheet as of December 31, 2025 (Predecessor):

	Current		Noncurrent
(in thousands)	Assets	Liabilities	Assets	Liabilities
Commodity
Oil	$2,056	$(1,661)	$793	$(757)
Gas	7,428	(11,738)	3,691	(9,723)
NGL	177	(3,727)	2,326	(3,064)
Total	$9,661	$(17,126)	$6,810	$(13,544)
Effects of netting arrangements	(9,661)	9,661	(6,810)	6,810
Total	$—	$(7,465)	$—	$(6,734)

The Company has entered into derivative contracts with counterparties who the Company believes are creditworthy counterparties. All of the Company’s counterparties are investment grade and no collateral has been required. As of March 31, 2026, the maximum amount of loss due to credit risk that the Company would incur if the counterparties failed to perform according to the terms of the derivative instrument contracts would be zero.

For the Successor period from March 4, 2026 through March 31, 2026, the Company incurred a realized loss of $6.2 million and an unrealized loss of $26.9 million on commodity derivatives, resulting in a total net loss of $33.2 million.

For the Predecessor period from January 1, 2026 through March 3, 2026, the Company incurred a realized loss of $10.6 million and an unrealized loss of $17.3 million on commodity derivatives, resulting in a total net loss of $27.9 million.

For the three months ended March 31, 2025 (Predecessor), the Company incurred a realized loss of $10.2 million and an unrealized loss of $8.3 million on commodity derivatives, resulting in a total net loss of $18.5 million.

Derivative Contract Modification

Concurrent with the Business Combination, the Company entered into an amendment agreement with a counterparty to modify the strike price of certain natural gas derivative contracts. The Company modified the fixed price of these natural gas swap contracts with a commodity reference price of NYMEX as actively traded at the Closing Date. The Company paid $60.0 million in cash consideration to modify these commodity derivative contracts, which is reflected as a cash outflow from operating activities in the condensed consolidated statement of cash flows in the Successor period from March 4, 2026 through March 31, 2026.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Oil and Natural Gas Properties

The Company has recorded oil and natural gas properties of $698.8 million and $529.1 million at March 31, 2026 and December 31, 2025, partially offset by accumulated depletion of $4.4 million and $204.6 million, respectively. Oil and natural gas properties recorded on the condensed consolidated balance sheets consist entirely of proved properties for both periods presented. For the Successor period from March 4, 2026 through March 31, 2026 and the Predecessor period from January 1, 2026 through March 3, 2026, depletion expense related to the Company’s oil and gas properties was $4.4 million and $4.3 million, respectively. For the three months ended March 31, 2025 (Predecessor), depletion expense related to the Company’s oil and gas properties was $7.3 million.

Other Property and Equipment

Below is a summary of other property and equipment as of March 31, 2026 and December 31, 2025:

		Successor	Predecessor
		As of	As of
(in thousands)	Useful Life (in years)	March 31, 2026	December 31, 2025
Furniture and fixtures	7	$25	$92
Software and licenses	3	628	8,612
Computers and other hardware	3	1	11
Vehicles	5	1,569	1,905
Machinery and equipment	5	112	225
Leasehold improvements	6	31	443
Compressors	5	2,917	4,259
Total other property and equipment		$5,283	$15,547
Accumulated depreciation and amortization		(263)	(10,090)
Total other property and equipment, net		$5,020	$5,457

For the Successor period from March 4, 2026 through March 31, 2026 and the Predecessor period from January 1, 2026 through March 3, 2026, depreciation expense related to property and equipment was $0.3 million and $0.7 million, respectively.

For the three months ended March 31, 2025 (Predecessor), depreciation expense related to property and equipment was $0.8 million.

2026 Divestitures

During the Successor period from March 4, 2026 through March 31, 2026, the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $1.2 million in proceeds resulting in no gain from the sale. Additionally, the Company sold various other property and equipment that resulted in a less than $0.1 million gain.

During the Predecessor period from January 1, 2026 through March 3, 2026, the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $0.8 million in proceeds, resulting in a gain for an equal amount as no book value remained for the properties.

2025 Divestitures

During the three months ended March 31, 2025 (Predecessor), the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $4.8 million in proceeds, resulting in a gain for an equal amount as no book value remained for the properties. Additionally, the Company sold various other property and equipment that resulted in a $0.1 million gain.

NOTE 6. OTHER CURRENT LIABILITIES

As of March 31, 2026 and December 31, 2025, other current liabilities were comprised of the following:

	Successor	Predecessor
(in thousands)	March 31, 2026	December 31, 2025
Accrued lease operating expenses	$8,694	$8,017
Ad Valorem payable	894	4,106
Accrued interest	4,081	3,750
Excise tax payable	1,303	—
Dividends payable	750	—
General and administrative	2,588	7,022
Other	235	137
Total other current liabilities	$18,545	$23,032

NOTE 7. DEBT

A summary of outstanding debt obligations as of March 31, 2026 and December 31, 2025 is as follows:

			Successor
		Interest	March 31, 2026
Description	Term Range	Rate Range	(in thousands)
ABS II Securitization	July 2023 - Mar 2038	7.8% - 8.4%	$256,787
Trail Dust Financing	Jan 2024 - Jan 2029	7.3%	2,114
Citizens RBL	Mar 2026 - Mar 2030	7.3% - 9.3%	37,000
Equipment financing obligations			1,544
ABS II Debt premium, net			10,292
Citizens RBL Debt issuance costs, net			(2,558)
Total debt			$305,179
Current portion			(45,791)
Total long-term portion			$259,388

			Predecessor
		Interest	December 31, 2025
Description	Term Range	Rate Range	(in thousands)
ABS II Securitization	Jul 2023 - Mar 2038	7.8% - 8.4%	$266,892
Trail Dust Financing	Jan 2024 - Jan 2029	7.3%	2,266
WAB RBL	Jul 2025 - Dec 2026	7.3%	3,500
Equipment financing obligations			1,831
ABS II Debt issuance costs, net			(3,918)
Trail Dust Debt issuance costs, net			(16)
WAB RBL Debt issuance costs, net			(49)
Total debt			$270,506
Current portion			(45,363)
Total long-term portion			$225,143

ABS II Securitization

On July 18, 2023, Presidio Investment Holdings LLC undertook a strategic initiative to optimize its capital structure and enhance financial flexibility. As part of this effort, the Company, through Presidio Finance LLC, issued ABS II debt and used the proceeds to repay the previously outstanding ABS I notes.

The Company issued $380.0 million in term asset-backed securities (the “ABS II Notes”). The ABS II Notes include two investment-grade rated tranches. The issuance included $190.0 million aggregate principal amount of its 7.806% Class A-1 Notes due December 25, 2038, and $190.0 million aggregate principal amount of its 8.418% Class A-2 Notes due December 25, 2038.

The ABS II Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required interest payments, (ii) premium payments in the case of an optional prepayment before certain dates, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the ABS II Notes are used in stated ways defective or ineffective, and (iv) covenants related to recordkeeping, access to information and similar matters.

The ABS II Notes are also subject to customary early amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, failure to maintain certain production metrics, certain management termination events, and event of default and the failure to repay or refinance the ABS II Notes on the applicable scheduled maturity date.

The ABS II Notes are subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS II Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments against the issuer.

The Company incurred debt issuance costs of $8.9 million related to the issuance of the ABS II Notes. These costs are recorded as a reduction to “Long-term debt” on the Predecessor’s condensed consolidated balance sheet. In connection with the Business Combination, the ABS II Notes were revalued to fair value as of the Closing Date, and the unamortized debt issuance costs were eliminated and a premium was established as part of the application of acquisition accounting. The debt premium was recorded as an increase to “Long-term debt” on the Successor’s condensed consolidated balance sheet. As a result, no amortization of debt issuance costs related to the ABS II Notes was recognized in the Successor period. Amortization of debt premium related to the ABS II Notes, included in interest expense in the condensed consolidated statements of operations, for the Successor period from March 4, 2026 through March 31, 2026 was $0.4 million. Amortization of debt issuance costs related to the ABS II Notes, included in interest expense in the condensed consolidated statements of operations, for the Predecessor period from January 1, 2026 through March 3, 2026 and for the three months ended March 31, 2025 was $0.3 million and $0.5 million, respectively.

Total interest expense related to the ABS II Notes for the Successor period from March 4, 2026 through March 31, 2026 and the Predecessor period from January 1, 2026 through March 3, 2026 was $1.4 million and $3.7 million, respectively.

Total interest expense related to the ABS II Notes for the three months ended March 31, 2025 (Predecessor) was $6.1 million.

The outstanding balance of the ABS II Notes as of March 31, 2026 and December 31, 2025 was $256.8 million and $266.9 million, respectively. The Company was in compliance with all financial and non-financial covenants as of both dates.

Trail Dust Financing

On January 31, 2024, Trail Dust LLC (“Trail Dust”), a subsidiary of Presidio Investment Holdings LLC, entered into a loan agreement with Independent Bank. Independent Bank doing business as Independent Financial has since merged with SouthState Bank. Under this agreement, the lender agreed to provide an advancing term loan facility with a maximum principal amount of $8.7 million (the “Trail Dust Loan”). The purpose of the loan is to finance the acquisition of new and used compressors.

Advances under the Trail Dust Loan are subject to borrowing base limitations, which restrict the maximum loan amounts based on the type of equipment financed. Advances for used compressors are limited to 75% of the lesser of cost or fair market value, while advances for new compressors are limited to 80% of the cost. The aggregate principal amount of advances under the loan cannot exceed $8.7 million.

The Trail Dust Loan bears interest at a fluctuating rate equal to the Prime Rate (as defined in the loan agreement) subject to a minimum interest rate of 4.5% per annum. The advance period, during which Trail Dust may request draws under the loan agreement, remained open as of December 31, 2024. The advance period continues until the “Termination Date,” as defined in the loan agreement, which occurred around January 31, 2025, at which point no additional draws were made. Upon the Termination Date any outstanding principal converted to a term loan with equal monthly principal and interest payments through the maturity date of January 31, 2029. Upon the termination of the advance period, any outstanding balance converted to a term loan bearing interest at a fixed rate equal to the 5-Year Treasury Rate plus 3.0%, with a minimum interest rate of 4.5% per annum.

The obligations under the Trail Dust Loan are secured by a first-priority lien on substantially all of Trail Dust’s assets, including all compressors acquired with loan proceeds, as well as Trail Dust’s rights under its Master Rental Agreement. Additionally, Presidio Investment Holdings LLC serves as a guarantor of the debt.

The loan agreement includes customary covenants and reporting requirements, including the obligation for Trail Dust and its guarantor, Presidio Investment Holdings LLC, to furnish quarterly financial statements to the lender.

Total interest expense related to the Trail Dust Loan for the Successor period from March 4, 2026 through March 31, 2026 and the Predecessor period from January 1, 2026 through March 3, 2026, was less than $0.1 million.

Total interest expense related to the Trail Dust Loan for the three months ended March 31, 2025 (Predecessor), was less than $0.1 million.

The outstanding balance of the Trail Dust Loan as of March 31, 2026 and December 31, 2025 was $2.1 million and $2.3 million, respectively. Trail Dust was in compliance with all financial and non-financial covenants as of both dates.

Secured Revolving Credit Facility

On March 4, 2026, Presidio Borrower LLC, a wholly owned subsidiary of the Company (“Presidio Borrower”), entered into a senior secured revolving credit agreement (the “Credit Agreement”) among Presidio Borrower, as borrower, Citizens Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for, as of the closing date of the Credit Agreement, aggregate commitments of $65.0 million, an initial borrowing base of $65.0 million and aggregate maximum credit amounts of $500.0 million (“Citizens RBL”), with a maturity date of March 4, 2030. The borrowing base under the Credit Agreement is scheduled to be redetermined semiannually on or about May 1 and November 1 of each calendar year, commencing on or about May 1, 2026, and is subject to additional adjustments from time to time pursuant to the provisions of the Credit Agreement, including for certain asset sales and the elimination or reduction of hedge positions. Additionally, each of Presidio Borrower and the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount Presidio Borrower is able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Credit Agreement. The Credit Agreement has a scheduled maturity of four years from the effective date thereof.

The Credit Agreement is guaranteed by the restricted subsidiaries of Presidio Borrower and is secured by first priority mortgages and security interest in substantially all assets of Presidio Borrower and its restricted subsidiaries.

Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at Term SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the prime rate announced by Citizens Bank, N.A. or its parent; (ii) the federal funds effective rate plus 50 basis points; and (iii) the Term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized. Presidio Borrower also pays a commitment fee on unused elected commitment amounts under its facility of 50 basis points. Presidio Borrower may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty (other than customary breakage costs).

The Credit Agreement also contains certain financial covenants, including the maintenance of the following financial ratios: (i) a current ratio, which is the ratio of Presidio Borrower’s consolidated current assets (including unused commitments under the Credit Agreement) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement), of not less than 1.00 to 1.00; and (ii) a total net leverage ratio, which is the ratio of Presidio Borrower’s Consolidated Total Net Indebtedness to Consolidated EBITDAX (each as defined in the Credit Agreement) for the prior four fiscal quarters (with Consolidated EBITDAX annualized in a customary manner for the first three quarterly reporting periods after the closing date of the Credit Agreement), of not greater than 3.00 to 1.00.

The Credit Agreement contains additional restrictive covenants that limit the ability of Presidio Borrower and its restricted subsidiaries to, among other things, incur additional indebtedness, incur additional liens, enter into mergers and acquisitions, make or declare dividends, repurchase or redeem junior debt, make investments and loans, engage in transactions with affiliates, sell assets and enter into certain hedging transactions. In addition, the Credit Agreement is subject to customary events of default, including a change in control. If an event of default occurs and is continuing, the administrative agent may or shall at the request of majority lenders accelerate any amounts outstanding and terminate lender commitments.

The Company incurred debt issuance costs of $2.6 million related to the Citizens RBL. These costs are recorded as a reduction to “Long-term debt” on the Company’s condensed consolidated balance sheet.

Total interest expense related to the Citizens RBL for the Successor period from March 4, 2026 through March 31, 2026 was $0.3 million.

The outstanding balance of the Citizens RBL as of March 31, 2026 and December 31, 2025 was $37.0 million and $0.0 million, respectively. The Company was in compliance with all financial and non-financial covenants as of March 31, 2026.

Predecessor Revolving Credit Facility

On July 2, 2025, the Predecessor, through Presidio WAB LLC as borrower and Presidio Investment Holdings LLC as guarantor, entered into a reserve-based revolving credit facility with SouthState Bank (“WAB RBL”). The facility provided for borrowings up to $20.0 million, subject to a borrowing base initially set at $7.5 million, with a maturity date of July 2, 2028. Borrowings under the facility bore interest at a rate equal to the Prime Rate and were secured by substantially all of the Predecessor’s oil and gas properties and related assets not already encumbered by the ABS. Proceeds from the facility could be used for acquisitions and development of oil and gas properties, letters of credit, working capital, and other general corporate purposes.

The Predecessor incurred debt issuance costs of less than $0.1 million related to the WAB RBL. These costs are recorded as a reduction to “Current portion of long-term debt” on the Predecessor’s condensed consolidated balance sheet.

Total interest expense related to the WAB RBL for the Predecessor period from January 1, 2026 through March 3, 2026 and the three months ended March 31, 2025 was less than $0.1 million.

The outstanding balance of the WAB RBL as of March 31, 2026 and December 31, 2025 was $0.0 million and $3.5 million, respectively. The WAB RBL was assumed by the Company at the time of the Business Combination and was settled at closing.

Future Maturities of Long-term Debt

The future amounts of required principal payments of long-term debt after March 31, 2026 are as follows:

(in thousands)
Years Ending December 31,	ABS II	Trail Dust	Citizens RBL
2026 (remainder)	$29,924	$492	$—
2027	49,878	700	—
2028	52,890	754	—
2029	53,254	168	—
2030	51,409	—	37,000
Thereafter	19,432	—	—
Total	$256,787	$2,114	$37,000

NOTE 8. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis:

	Successor
	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current:
Commodity derivatives	$—	$61,779	$—	$61,779
Noncurrent:
Commodity derivatives	—	10,616	—	10,616

Liabilities
Current:
Commodity derivatives	—	(44,013)	—	(44,013)
Noncurrent:
Earnout shares	—	—	(14,800)	(14,800)
Commodity derivatives	—	(28,735)	—	(28,735)
Series A embedded derivative (a)	—	—	—	—
Net derivative instruments	$—	$(353)	$(14,800)	$(15,153)

(a)	The Company identified embedded features within the Series A Redeemable Preferred Stock requiring bifurcation under ASC 815-15. The fair value of the compound embedded derivative was determined to be $0 as of March 4, 2026 and March 31, 2026, and accordingly was not recorded. The embedded derivative will be remeasured each reporting period.

	Predecessor
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current:
Commodity derivatives	$—	$9,660	$—	$9,660
Noncurrent:
Commodity derivatives	—	6,810	—	6,810

Liabilities
Current:
Commodity derivatives	—	(17,125)	—	(17,125)
Noncurrent:
Commodity derivatives	—	(13,544)	—	(13,544)
Net derivative instruments	$—	$(14,199)	$—	$(14,199)

All commodity derivatives recorded on the condensed consolidated balance sheets are classified within Level 2 as they are generally based on quoted prices for similar assets as determined by independent brokers. See Note 4 — Derivative Financial Instruments for further information pertaining to derivatives.

The fair value of the Earnout Shares is estimated using a Monte Carlo simulation using Level 3 fair value inputs. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company’s daily volume-weighted average share price. The estimated equity volatility assumption is based on a blended average of asset and equity volatility measurements, respectively, of publicly traded companies within the Company’s peer group. The following assumptions were used at each valuation date:

	Successor	Successor
	March 31, 2026	March 4, 2026
Stock price	$11.02	$11.05
Risk-free interest rate	3.84%	3.60%
Expected term (in years)	4.9	5.0
Expected volatility	55.00%	55.00%
Dividend yield	13.50%	13.50%

The following table provides a reconciliation for the change in fair value of the Earnout Shares categorized within Level 3 of the fair value hierarchy:

(in thousands)	Earnout Liabilities
Fair value as of March 4, 2026	$14,896
Change in fair value	(96)
Fair value as of March 31, 2026	$14,800

The change in fair value of the Earnout Shares resulted in other income of $0.1 million recognized in the condensed consolidated statements of operations for the Successor period from March 4, 2026 through March 31, 2026.

The initial recognition of an asset retirement obligation is determined using Level 3 fair value inputs as the Company uses an expected present value technique to measure fair value upon initial recognition of the obligation. The carrying value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of those instruments.

NOTE 9. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (SUCCESSOR)

The Company is authorized to issue a total of 1,650,000,000 shares across all classes of capital stock, consisting of 1,500,000,000 shares of Class A Common Stock, par value $0.0001 per share, 100,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share, designated in one or more series.

Series A Redeemable Preferred Stock

As of March 31, 2026, the Company had 125,000 shares of Series A Redeemable Preferred Stock issued and outstanding with a stated value of $1,000 per share for an aggregate subscription amount of $125.0 million. Series A Redeemable Preferred Stock was issued to the Series A Preferred Investors concurrently with the closing of the Business Combination as further discussed in Note 3 — Business Combinations. The rights and preferences of the Series A Redeemable Preferred Stock are governed by the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock (“Series A COD”).

The Series A Redeemable Preferred Stock is subject to customary trigger events provided for in the Series A COD, including events tied to an event of default under any debt document that accelerates indebtedness, failure to maintain a collateral ratio at or below 85%, failure to redeem shares upon a mandatory redemption event, key person events, and any material breach of the holder consent provisions (“Trigger Events”).

Dividends – Holders of Series A Redeemable Preferred Stock are entitled to receive cumulative quarterly dividends on their then-current investment amount (defined as the subscription amount plus accrued but unpaid dividends), payable on February 28, May 31, August 31, and November 30 of each year. Dividends are mandatory and accrue whether or not declared by the Board of Directors. The dividend rate is 12.0% per annum from the issuance date through the third anniversary, of which a minimum of 8.0% is payable in cash with the remainder payable in either cash or shares at the Company’s election. On and after the third anniversary, the dividend rate steps up by 0.25% per quarter from 12.0% to a maximum of 16.0% per annum, of which a minimum of 8.0% is payable in cash with the remainder payable in cash or shares at the Company’s election. On and after the fifth anniversary, the dividend rate is 16.0% per annum and payable only in cash. The dividend rate is subject to an increase of 2.0% per annum, payable in kind in additional shares, in the event the Company fails to make a required cash dividend payment when due prior to the third anniversary or upon the occurrence and continuation of a Trigger Event.

As of March 31, 2026, the Company accrued mandatory dividend obligations of $1.1 million on the Series A Redeemable Preferred Stock split between $0.7 million of cash payable dividends and $0.4 million of paid in kind dividends, which are respectively recorded within Other current liabilities and Series A redeemable preferred stock on the condensed consolidated balance sheets.

Redemption – The redemption price of the Series A Redeemable Preferred Stock is the greater of (i) 1.25 times the aggregate subscription amount or (ii) an amount equal to a 12.0% internal rate of return (“IRR”) (as defined in the Series A COD) on the aggregate subscription amount; the IRR is subject to an increase of 2.0% upon the occurrence and continuation of a Trigger Event. The Company has the right to redeem all or a portion of the Series A Redeemable Preferred Stock at any time at the redemption price. Upon the occurrence of Mandatory Redemption Events (as defined in the Series A COD), some of which are not solely within the control of the Company, the Company is required to redeem all outstanding shares at the redemption price. In the event of Asset Sale Net Proceeds (as defined in the Series A COD) in excess of $30.0 million while the Series A Redeemable Preferred Stock is outstanding, all such excess proceeds must be used to redeem all or a portion of the outstanding shares at the redemption price. Upon the occurrence and continuation of Trigger Events, some of which are not solely within the control of the Company, all cash of the Company and its subsidiaries in excess of $10.0 million, subject to any restrictions and to the extent legally available, must be used to redeem the Series A Redeemable Preferred Stock at the redemption price. Upon redemption, all rights with respect to such redeemed shares shall terminate and dividends shall no longer accrue.

Board of Directors / Voting – Holders of Series A Redeemable Preferred Stock, voting as a separate class, are entitled to elect one member of the Company’s Board of Directors for so long as any shares of Series A Redeemable Preferred Stock remain outstanding. Upon the occurrence and continuation of a Trigger Event, the holders of a majority of the outstanding shares of Series A Redeemable Preferred Stock have the right to appoint two additional designees to the Company’s Board of Directors. The preferred shares do not carry ordinary voting rights with respect to matters submitted to common stockholders generally, except as required by Delaware law.

Liquidation – The Series A Redeemable Preferred Stock ranks senior to the Series B Convertible Redeemable Preferred Stock, Class A Common Stock, and Class B Common Stock (the “Junior Securities”). In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, after payment of liabilities, holders of Series A Redeemable Preferred Stock are entitled to receive their full liquidation preference, which is equal to the redemption price, from available assets before any distribution is made to holders of Junior Securities. Once paid in full, holders of Junior Securities are entitled to receive all remaining assets of the Company in accordance with their respective rights and preferences, and holders of Series A Redeemable Preferred Stock have no further claim to the Company’s assets.

Series B Convertible Redeemable Preferred Stock

As of March 31, 2026, the Company had 27,173 shares of Series B Convertible Redeemable Preferred Stock issued and outstanding with a stated value of $1,000 per share. Series B Convertible Redeemable Preferred Stock was issued to the Series B Preferred Investor concurrently with the closing of the Business Combination as further discussed in Note 3 — Business Combinations. The rights and preferences of the Series B Convertible Redeemable Preferred Stock are governed by the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Perpetual Participating Convertible Preferred Stock (“Series B COD”).

Conversion – Each share of Series B Convertible Redeemable Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into 100 shares of Class A Common Stock, subject to adjustments upon events such as stock dividends, stock splits and combinations. The optional conversion is subject to the holder’s beneficial ownership limitation of 9.9% of the Company’s then-outstanding Class A Common Stock, which such beneficial ownership limitation may be increased or decreased by the holder from time to time. Each share of Series B Convertible Redeemable Preferred Stock is also automatically convertible into 100 shares of Class A Common Stock, subject to adjustments, upon any transfer to a person that is not an affiliate of the holder in compliance with the applicable transfer restrictions. The beneficial ownership limitation does not apply to automatic conversions. As of March 31, 2026, the aggregate number of shares of Class A Common Stock issuable upon conversion of all outstanding shares of Series B Convertible Redeemable Preferred Stock is 2,717,300 shares.

Dividends – Holders of Series B Convertible Redeemable Preferred Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, in an amount equal to the dividends the holder would receive if the Series B Convertible Redeemable Preferred Stock had been converted into shares of Class A Common Stock immediately prior to the applicable record date (the as-converted basis). Dividends on the Series B Convertible Redeemable Preferred Stock are non-cumulative and are payable concurrently with any dividend or distribution paid to holders of Class A Common Stock, subject to the rights of Series A Redeemable Preferred Stock.

Redemption – Upon the occurrence of events defined as Fundamental Transactions (as defined in the Series B COD), some of which are not solely within the control of the Company, holders of Series B Convertible Redeemable Preferred Stock are entitled to receive the same consideration that holders of Class A Common Stock receive, calculated on an as-converted basis, and such consideration could result in the holders receiving cash in exchange for settlement of their shares. The Series B Convertible Redeemable Preferred Stock is otherwise not redeemable.

Voting – Except as otherwise required by Delaware law, holders of Series B Convertible Redeemable Preferred Stock have no voting, consent, or approval rights.

Liquidation – In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, Series B Convertible Redeemable Preferred Stock is entitled to receive ratably, on an as-converted basis with Class A Common Stock, the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of Series A Redeemable Preferred Stock. Series B Convertible Redeemable Preferred Stock ranks pari passu to all of the Class A Common Stock.

Class A Common Stock

As of March 31, 2026, the Company had 27,652,068 shares of Class A Common Stock issued and outstanding.

Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders, voting together as a single class with holders of Class B Common Stock, and do not have cumulative voting rights. Class A Common Stock is entitled to receive dividends (payable in cash, stock or otherwise), if any, as may be declared from time to time by the Company’s Board of Directors, subject to the rights of Series A Redeemable Preferred Stock. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, Class A Common Stock is entitled to receive ratably, with Series B Convertible Redeemable Preferred Stock on an as-converted basis, the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of Series A Redeemable Preferred Stock.

Class B Common Stock

As of March 31, 2026, the Company had 1,676,830 shares of Class B Common Stock issued and outstanding, all of which are held by owners of Opco Common Units, other than the Company, as further discussed in Note 3 — Business Combinations.

The aggregate number of shares of Class B Common Stock held by any owner at any time must equal the aggregate number of Opco Common Units held by that same owner. Upon the exchange of Opco Common Units for Class A Common Stock, as further discussed in Note 3 — Business Combinations, the corresponding shares of Class B Common Stock are simultaneously cancelled and retired without the payment of additional consideration.

Holders of Class B Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders, voting together as a single class with holders of Class A Common Stock, and do not have cumulative voting rights. Class B Common Stock is not entitled to receive dividends when and if declared by the Company’s Board of Directors. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Class B Common Stock are entitled to receive only the $0.0001 per share and have no further claim to the Company’s assets. The Class B Common Stock lacks economic benefits beyond its par value of $0.0001 per share and solely represents voting shares.

Non-controlling Interest

As further discussed in Note 3 — Business Combinations, certain unit holders of PIH elected to receive Opco Common Units representing an economic interest in the Company’s subsidiary, EQV Holdings, along with an equal number of shares of the Company’s non-economic voting Class B Common Stock, in connection with the Business Combination. Opco Common Units not owned by the Company represent and are accounted for as non-controlling interests in EQV Holdings. The non-controlling interest is presented as a separate component of stockholders’ equity on the condensed consolidated balance sheet, and the portion of net income (loss) attributable to the non-controlling interest is presented separately on the condensed consolidated statement of operations. Holders of Opco Common Units are entitled to receive pro rata distributions from EQV Holdings, if and when declared by the Company in its capacity as managing member of EQV Holdings.

There were no distributions to non-controlling interest or changes in the Company’s ownership interest in Opco during the Successor period from March 4, 2026 through March 31, 2026.

Equity-Classified Warrants

Presidio Public and Private Placement Warrants

In connection with the Business Combination, the Company assumed 11,666,637 public warrants (“Presidio Public Warrants”) and 220,832 private placement warrants (“Presidio Private Placement Warrants”) previously issued by EQV. Each warrant is exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share. The Presidio Public Warrants become exercisable 30 days following the closing of the Business Combination and expire five years after the closing of the Business Combination or earlier upon redemption or liquidation. As of March 31, 2026, none of the Presidio Public Warrants or Presidio Private Placement Warrants were exercisable.

The Company was not obligated to deliver any Class A Common Stock pursuant to the exercise of a warrant and had no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Common Stock underlying the warrants was then effective and a prospectus relating thereto was current and available for use. No warrant was exercisable and the Company was not obligated to issue shares of Class A Common Stock upon exercise of a warrant unless the Class A Common Stock issuable upon such warrant exercise had been registered, qualified or deemed to be exempt under the securities laws applicable to the jurisdiction of the registered holder of the warrant.

On March 16, 2026, the Company filed with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A Common Stock issuable upon exercise of the Presidio Public Warrants and Presidio Private Placement Warrants, which the SEC declared effective on March 23, 2026. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. In addition, if the shares of Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Presidio Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the closing price of the Company’s Class A Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Presidio Private Placement Warrants are identical to the Presidio Public Warrants, except that the Presidio Private Placement Warrants and the Class A Common Stock shares issuable upon the exercise of the warrants are not transferable, assignable or salable until 30 days after the closing of the Business Combination, subject to certain limited exceptions. Additionally, the Presidio Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.

If the Company calls the Presidio Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Presidio Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

Preferred Investor Warrants

In connection with the issuance of Series A Redeemable Preferred Stock, the Company issued warrants to the Series A Preferred Investors (“Preferred Investor Warrants”) to purchase 937,500 shares of Class A Common Stock with an exercise price of $0.01 per share, subject to adjustments upon events such as stock dividends, stock splits and combinations. The Preferred Investor Warrants become exercisable in two tranches, with 50% exercisable six months following the closing of the Business Combination and the remaining 50% exercisable twelve months following the closing of the Business Combination. Each tranche has a term of exercise equal to five years from the date at which the warrants become exercisable, and they may be exercised for cash or on a cashless basis. The Preferred Investor Warrants were recorded based on a relative fair value allocation of net proceeds received in the issuance of the redeemable preferred stock and warrants. As of March 31, 2026, none of the Preferred Investor Warrants were exercisable.

On March 16, 2026, the Company filed with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A Common Stock issuable upon exercise of the Preferred Investor Warrants (“Preferred Investor Warrant Shares”), which the SEC declared effective on March 23, 2026. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the earliest of: (i) the second anniversary of the closing of the Business Combination; (ii) the date on which the Series A Preferred Investors cease to hold any Preferred Investor Warrants or Preferred Investor Warrant Shares; or (iii) the date on which all Preferred Investor Warrant Shares may be sold by the Series A Preferred Investor under Rule 144 without the public information, volume, or manner-of-sale limitations of such rule. The Company may temporarily suspend the use of the prospectus included in such registration statement for up to 90 consecutive calendar days or 120 total calendar days in any 360-day period under certain circumstances, including where an amendment to the registration statement is required to prevent a material misstatement or omission or where use of the prospectus could materially affect a bona fide business or financing transaction of the Company.

NOTE 10. SHARE-BASED COMPENSATION (SUCCESSOR)

2026 Equity Incentive Plan

In connection with the closing of the Business Combination, the Company adopted the Presidio Production Company 2026 Equity Incentive Plan (the “Plan”). The Plan is designed to align the interests of eligible participants with those of the Company’s stockholders by providing long-term incentive compensation tied to the performance of the Company and its Class A Common Stock. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), stock awards, and cash awards. As of March 31, 2026, only RSUs have been granted under the Plan.

The Plan authorizes the issuance of up to 4,640,654 shares of the Company’s Class A Common Stock, subject to an automatic annual increase on the first day of each calendar year beginning January 1, 2027, and ending and including January 1, 2036, equal to 5.0% of the total number of shares of Class A Common Stock outstanding on the last day of the preceding fiscal year. As of March 31, 2026, 3,105,404 shares of Class A Common Stock remained available for future issuance under the Plan (representing the initial share reserve less aggregate RSUs granted to date, plus any shares returned to the share reserve through forfeitures or tax withholding during the period, if applicable).

Restricted Stock Units

In connection with the closing of Business Combination, the Company granted 1,535,250 RSUs to employees under the Plan. Each RSU represents the contractual right to receive one share of Class A Common Stock upon vesting and settlement. The RSUs vest in three equal installments on each of the first three anniversaries of the grant date, subject to the participants’ continued service through each applicable vesting date. The grant-date fair value of each RSU is determined based on the closing stock price of the Company’s Class A Common Stock on the grant date. Share-based compensation expense related to RSUs is recognized on a straight-line basis over the three-year requisite service period.

Participants holding RSUs have no voting rights and no stockholder rights with respect to the underlying shares until the shares are issued upon settlement. However, if the Company declares and pays a dividend on its Class A Common Stock, each outstanding RSU (whether vested or unvested) will be credited with a dividend equivalent equal to the per-share dividend amount paid and such dividend equivalents are paid to participants in cash at the same time dividends are paid to holders of Class A Common Stock. As the dividends on the equity-classified RSUs are non-forfeitable and the Company accounts for forfeitures as they occur, such dividends, if any, are charged to retained earnings initially but reclassified as share-based compensation expense in the event of forfeiture.

The following table summarizes the RSU activity for the Successor period from March 4, 2026 through March 31, 2026:

	RSUs	Weighted-average grant date fair value
Unvested as of beginning of period	—
Granted	1,535,250	$11.05
Vested and settled	—
Canceled/Forfeited	—
Unvested as of end of period	1,535,250	$11.05

The Company recognized compensation expense for RSUs of $0.4 million for the Successor period from March 4, 2026 through March 31, 2026. Share-based compensation expense is recognized in the condensed consolidated statement of operations as a component of G&A.

As of March 31, 2026, unrecognized compensation expense related to unvested RSU awards was $16.5 million, which is expected to be recognized over a weighted-average remaining service period of 2.9 years.

NOTE 11. NET INCOME (LOSS) PER SHARE (SUCCESSOR)

Basic net income (loss) per share for the Successor period from March 4, 2026 through March 31, 2026 is calculated by dividing net income (loss) attributable to Presidio Production Company, less accrued dividends on Series A Redeemable Preferred Stock, by the weighted average number of shares of Class A common stock outstanding during the period. Weighted average shares outstanding includes 937,500 shares underlying the Preferred Investor Warrants as they are issuable for nominal consideration with no contingencies to exercise and excludes 1,851,161 Earnout Shares as they are subject to forfeiture.

Unvested RSUs and Series B Convertible Redeemable Preferred Stock constitute participating securities under ASC 260. No losses were allocated to the participating securities under the two-class method as the securities are not contractually obligated to share in losses.

The following potential common shares were excluded from the calculation of diluted net loss per share for the Successor period from March 4, 2026 through March 31, 2026 because their inclusion would have been antidilutive:

●	the assumed exchange of EQV Holdings Common Units for Class A Common Stock;

●	the assumed vesting and issuance of Class A Common Stock underlying unvested RSUs;

●	the assumed exercise of Presidio Public Warrants and Presidio Private Warrants for Class A Common Stock;

●	the assumed conversion of Series B Convertible Redeemable Preferred Stock into Class A Common Stock;

The contingently returnable Earnout Shares were also excluded from the diluted net income (loss) per share calculation because the conditions for vesting would not have been satisfied if the reporting period were the end of the contingency period.

The following table summarizes the calculation of basic and diluted net income (loss) per share of Class A Common Stock:

Successor
March 4, 2026 to
(in thousands, except per share amounts)	March 31, 2026
Net loss attributable to Presidio Production Company	$(25,419)
Less: Accrued dividends on Series A Redeemable Preferred Stock	(1,125)
Net loss available to Class A common stockholders	$(26,544)

Weighted average Class A common stock outstanding:
Basic	26,738,407
Diluted	26,738,407

Net loss per Class A common stock
Basic	$(0.99)
Diluted	$(0.99)

NOTE 12. SEGMENT INFORMATION

The Company is managed on a consolidated basis as one operating segment and one reportable segment, which is engaged in the acquisition, development, exploration, and production of oil and natural gas properties (“Operating segment”). The Company’s operations are conducted primarily in one geographic area of the United States. The Operating segment derives its revenue from customers through the sale of oil, natural gas, and NGLs as well as other immaterial service contracts. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the Company’s sources of revenue.

The Company’s chief operating decision maker (“CODM”) is the collective Co-Chief Executive Officers. The CODM uses the Company’s consolidated financial results to make key operating decisions, assess performance, and to allocate resources. The measures of segment profit or loss and total assets utilized by the CODM are net income and total assets as reported on the condensed consolidated statements of operations and the condensed consolidated balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the CODM are the same amounts that comprise the Company’s condensed consolidated statements of operations in total.

The CODM is presented with gross revenues and revenue deductions broken out separately for review. As such, the CODM reviews gross oil sales, gross natural gas sales, and gross natural gas liquid sales separately from oil deductions, natural gas deductions, and natural gas liquid deductions as described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies. The CODM is also presented with commodity derivative gains (losses) broken out into realized gain/(loss) from derivatives and unrealized gain (loss) from derivatives as described in Note 4 — Derivative Financial Instruments.

The CODM uses consolidated net income as a measure of profitability to evaluate segment performance to allocate the appropriate resources to drive efficiencies and develop growth strategies.

Interest income for the Successor period from March 4, 2026 through March 31, 2026 and the Predecessor period from January 1, 2026 through March 3, 2026 was $0.0 million and $0.1 million, respectively.

Interest income for the three months ended March 31, 2025 (Predecessor) was $0.3 million.

NOTE 13. INCOME TAXES

The Company recognized an income tax benefit of $7.0 million and $0.0 million for the Successor period from March 4, 2026 through March 31, 2026 and the Predecessor period from January 1, 2026 through March 3, 2026, respectively. No income tax expense or benefit was recorded for the three months ended March 31, 2025 (Predecessor).

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The tax effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company’s interim effective tax rate, inclusive of any discrete items, was 20.97% for the Successor period from March 4, 2026 through March 31, 2026. The Company’s effective income tax rate differs from the U.S. statutory rate primarily because the income attributable to the non-controlling interest is pass-through income not subject to U.S. federal income tax within the entities included in the Company’s condensed consolidated financial statements.

Our Predecessor, PIH, was a limited liability company treated as a partnership for U.S. federal income tax purposes and, therefore, has not been subject to U.S. federal or state and local income tax at an entity level. As a result, the consolidated net income or loss in our historical financial statements for periods prior to the Business Combination does not reflect the income tax expense or benefit we would have incurred if we were subject to U.S. federal or state and local income tax at an entity level during those periods. After the Business Combination, the Company is organized in an Up-C structure in which substantially all assets and operations of PIH are held indirectly through Opco. Also on the Closing Date, the Company acquired all of the issued and outstanding equity interests of EQVR, a Delaware limited liability company, through a series of transactions, whereas EQVR was ultimately contributed down to Opco in exchange for shares of the Company. Refer to Note 3 — Business Combinations for further discussion on the EQVR Acquisition. After the Business Combination, all assets and operations of EQVR are held indirectly through Opco.

The Company holds the managing member interest in Opco. Opco is a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including the Company, and any taxable income of Opco is reported in the respective tax returns of its partners. The Company is subject to U.S. federal and state and local income taxes as a corporation after the Business Combination. The Company had no activity or holdings prior to the Business Combination.

In connection with the Business Combination, the Company recorded an opening deferred tax liability of $2.9 million. The deferred tax liability consists of differences between the Company’s outside basis in its investment in Opco, transaction costs, and the earnout liability. The Company recorded deferred tax benefit of $7.0 million during the Successor period from March 4, 2026 through March 31, 2026, resulting in a deferred tax asset of $4.1 million as of March 31, 2026. As of December 31, 2025, there were no deferred taxes.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on these factors, we determined that the deferred tax assets are more likely than not to be realized.

As of both March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation

In the opinion of management, any claims and legal actions that may arise, or may have arisen in the ordinary course of business will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity based on the information and status of existing claims or actions as of March 31, 2026.

Environmental Remediation

Various federal, state, and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company’s operations and the costs of its crude oil and natural gas exploration, development, and production operations. The Company does not anticipate that it will be required in the near future to expend significant amounts in relation to the condensed consolidated financial statements taken as a whole by reason of environmental laws and regulations, and appropriately no reserves have been recorded.

Casualties and Other Risks

The Company maintains coverage in various insurance programs underwritten by highly rated carriers. The Company’s policies provide for property damage and other customary coverages for the nature and scope of its operations. The Company believes it has adequate coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, coverage could become significantly more costly or even unavailable.

If the Company were to incur a significant loss for which it was inadequately covered, the loss could have a material impact the results of its operations, cash flow or financial condition. Additionally, if proceeds from available insurance were not to be paid in a timely manner, the Company’s financial condition could be affected. Any event that interrupts the Company’s revenues or which causes the Company to make a significant expenditure not covered by insurance could reduce the Company’s ability to meet future financial obligations.

NOTE 15. RELATED PARTY TRANSACTIONS

Prior to the Business Combination completed on March 4, 2026, the Company was a related party of NH Presidio Investments LLC, which owned a majority interest in PIH. NH Presidio Investments LLC is majority-owned by various investment vehicles that are managed by MS Capital Partners Adviser Inc. and for which MS Energy Partners GP LP serves as general partner. Morgan Stanley is the ultimate parent of MS Capital Partners Adviser Inc. and MS Energy Partners GP LP.

From time to time, MS Energy Partners GP LP paid certain advisory expenses on behalf of PIH, creating reimbursement obligations. As of December 31, 2025, amounts due to related parties were $1.4 million. These balances were non-interest bearing and payable on demand. All outstanding related party liabilities totaling $1.4 million were settled in full on March 4, 2026, in connection with the Business Combination.

Subsequent to the Business Combination, NH Presidio Investments LLC and its affiliates are no longer considered related parties.

NOTE 16. SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, management has evaluated all subsequent events and transactions for potential recognition or disclosure through the date of filing.

On April 14, 2026, the Company’s Board of Directors declared a special cash dividend of $0.10125 per share of Class A Common Stock. The special dividend of $0.10125 reflects a pro rata amount for the period from March 5, 2026, the first day following the date of the closing of the Business Combination, through March 31, 2026, based on an anticipated quarterly dividend rate of $0.3375 ($1.35 per share per year). The special dividend will be payable on May 18, 2026 to stockholders of record as of May 4, 2026.

On May 8, 2026, the Company executed definitive purchase and sale agreements to acquire the Canyon Creek assets for approximately $83 million (the “Transaction”) from companies controlled by Vortus Investments and additional sellers (the “Sellers”). The Company previously announced a letter of intent for the Transaction on February 24, 2026. The Transaction is expected to be funded with $60 million of cash and 2,173,913 shares of Presidio equity to be issued to the Sellers, subject to customary closing and post-closing adjustments. The cash is expected to be funded by the expected closing of the previously announced $1.0 billion Goldman Sachs ABS Warehouse Facility and cash on hand. The Transaction is expected to close early in the third quarter of 2026, subject to customary closing conditions.

On May 1, 2026, the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $5.4 million in proceeds resulting in no gain from the sale.

There were no other material subsequent events that required recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties – See “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS”.

Overview

Presidio is an independent energy company headquartered in Texas and founded in 2017. The Company is primarily engaged in oil and gas exploration and production, with operations concentrated across the Western Anadarko Basin of Texas, Oklahoma, and Kansas. The Company’s strategy is centered on acquiring existing producing assets and applying engineering expertise and AI data driven analytics to enhance performance and extend asset life. The proven business model is designed to create sustainable value by investing in long-lived reserves, reducing emissions, improving asset integrity, and generating consistent, hedge-protected cash flow. Unlike many peers focused on new resource development, Presidio maximizes value by fully exploiting existing reserves — safely and efficiently operating wells to extend their productive lives and economic contribution.

Management places emphasis on operating cash flow in managing the business as operating cash flow considers the cash expenses incurred during the period and excludes non-cash expenditures not directly related to operations.

Key Factors Affecting Performance

Presidio’s revenues, cash flows from operations and future growth depend substantially upon:

●	the prices and the supply and demand for oil and natural gas;

●	the quantity of oil and natural gas production from its wells;

●	changes in the fair value of the derivative instruments used to reduce exposure to fluctuations in the price of oil and natural gas;

●	the ability to continue to identify and acquire high-quality strategic acquisition opportunities; and

●	the level of operating expenses.

In addition to the factors that affect companies in the industry generally, the Company’s operating results are subject to factors specifically impacting the areas of operation in Texas, Oklahoma, and Kansas. These factors include the potential adverse impact of weather on production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect this region.

Market Conditions

Commodity price fluctuations can materially affect the value of oil and natural gas reserves, as well as revenues and cash flows, regardless of operating performance. Future movements in oil, natural gas, and natural gas liquids (“NGLs”) prices are inherently unpredictable, and historically such prices have been highly volatile. Management expects this volatility to continue. To mitigate a portion of its exposure to commodity price swings and basis differentials, the Company utilizes derivative instruments.

The oil and natural gas industry is subject to numerous risks and uncertainties. Actual results may differ materially due to factors including, but not limited to, fluctuations in commodity prices; shifts in supply and demand; regulatory changes; economic conditions; competitive dynamics; capital availability; weather; depletion rates of existing oil and natural gas wells; customers’ willingness to invest in new development; and geopolitical events.

Current uncertainties impacting market conditions include the ongoing war in Ukraine, conflict in the Middle East, interest rate volatility, global and regional supply chain disruptions, and the potential imposition of new tariffs. Additional pressures such as OPEC+’s decision to potentially increase production beginning in November 2025, concerns over a potential economic slowdown or recession, and instability in the financial sector have contributed to recent pricing volatility and are expected to continue influencing markets through 2026 and beyond.

At the local level, the Company remains dependent on the reliability and performance of infrastructure required to gather, process, and transport its crude oil, natural gas and NGLs.

Pursuant to the terms of its ABS II Notes and Citizens RBL, the Company is required to employ a hedging strategy in which we, at all times, maintain 24 months in the case of the ABS II Notes and 36 months in the case of the Citizens RBL of commodity hedges in an amount not less than 85% and 75%, respectively, of the projected production of oil, natural gas and NGLs, limiting downside risk from material change in commodity prices. Even so, the remainder of the Company’s unhedged production exposed to commodity price volatility would negatively impact the Company’s results of operations if commodity prices were to decline materially from current levels.

Presidio’s price hedging strategy and future hedging transactions will be determined at management’s discretion, subject to terms of certain agreements governing the Company’s indebtedness. The prices at which the Company hedges future production will depend on prevailing commodity prices at the time such transactions are executed, which may be significantly higher or lower than current levels. Accordingly, while the hedging strategy provides downside protection against commodity price volatility, it may also limit upside during periods of rising prices.

Prices for various quantities of oil, natural gas and NGLs that are produced significantly impact revenues and cash flows. The following table summarizes average commodity prices for the periods presented with Henry Hub on a per Mcf basis, and with Mont Belvieu and WTI on a per barrel of oil basis:

	For the three months ended March 31,
	2026	2025
WTI (per Bbl)	72.10	71.50
Henry Hub (per Mcf)	5.05	3.65
Mont Belvieu (per Bbl)	27.14	31.01

Commodity Prices

WTI Oil Pricing

The average WTI oil price was $72.10 per Bbl for the three months ended March 31, 2026, a less than 1% increase from $71.50 per Bbl for the three months ended March 31, 2025. Settled derivatives reduced realized oil prices by $14.33 per Bbl in the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $12.58 per Bbl in the three months ended March 31, 2025.

Henry Hub Natural Gas Pricing

The average Henry Hub natural gas price was $5.05 per Mcf for the three months ended March 31, 2026, up 38% from $3.65 per Mcf for the three months ended March 31, 2025. Settled derivatives reduced realized gas prices by $1.73 per Mcf in the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $0.41 per Mcf in the three months ended March 31, 2025.

Mont Belvieu NGLs Pricing

The average Mont Belvieu NGL price was $27.14 per Bbl for the three months ended March 31, 2026, a 12% decrease from $31.01 per Bbl for the three months ended March 31, 2025. Settled derivatives reduced realized NGL prices by $3.83 per Bbl in the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $7.16 per Bbl in the three months ended March 31, 2025.

Results of Operations

The following tables set forth the results of operations for the three months ended March 31, 2026 on a combined Successor and Predecessor basis and the three months ended March 31, 2025. Average sales prices are derived from accrued accounting data for the relevant period indicated. Due to normal production declines and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026 to	Three Months Ended
(dollar amounts in thousands, except for per unit amounts)	March 31, 2026	March 3, 2026	March 31, 2025
Net Production:
Oil (MBbl)	98	197	317
Natural Gas (MMcf)	2,114	4,070	6,346
Natural gas liquids (MBbl)	172	329	508
Total Production (Mboe)	622	1,204	1,883
Average daily production (MBoe/d)	22	19	21
Average realized sales price (excluding impact of derivatives settled in cash)
Oil (per Bbl)	$89.83	$61.00	$70.92
Natural gas (per Mcf)	0.96	4.30	2.53
Natural gas liquids (per Bbl)	25.73	18.87	25.72
Total (per Boe)	$24.53	$29.67	$27.39
Average realized sales price (including impact of derivatives settled in cash)
Oil (per Bbl)	$58.98	$54.90	$58.34
Natural gas (per Mcf) (1)	0.16	2.08	2.12
Natural gas liquids (per Bbl)	16.78	17.71	18.56
Total (per Boe)	$14.49	$20.85	$21.97
Sales Revenue
Oil sales	$8,803	$12,017	$22,482
Natural gas sales	2,030	17,497	16,036
Natural gas liquids sales	4,425	6,207	13,065
Total oil, natural gas and NGLs sales	$15,258	$35,721	$51,583
Field services revenue	88	155	359
Total revenue	$15,346	$35,876	$51,942
Gain (loss) on settled derivatives
Oil derivatives settled	$(3,023)	$(1,201)	$(3,987)
Natural gas derivatives settled	(1,682)	(9,039)	(2,581)
Natural gas liquids derivatives settled	(1,538)	(381)	(3,637)
Net gain (loss) on commodity derivative settlements	$(6,243)	$(10,621)	$(10,205)

(1)	Includes one-time realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination for the Successor period from March 4, 2026 through March 31, 2026.

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026 to	Three Months Ended
(dollar amounts in thousands, except for per unit amounts)	March 31, 2026	March 3, 2026	March 31, 2025
Costs and Expenses (per Boe)
Lease operating expenses	$9.47	$10.20	$10.07
Production taxes	$1.64	$1.74	$1.59
Ad valorem taxes	$0.58	$0.63	$0.68
Depletion, oil and gas properties	$7.08	$3.55	$3.87
Depreciation and amortization, other property and equipment	$0.42	$0.56	$0.42
Accretion of asset retirement obligation	$0.59	$0.53	$0.54
General and administrative	$2.73	$40.40	$8.77
Acquisition and transaction costs	$0.36	$5.81	$0.22
Costs of field services revenue	$0.01	$0.01	$0.10

Sources of Our Revenue

Our revenues are primarily generated from the sale of oil, natural gas and NGLs produced from our operated and non-operated wells. Oil is sold at the wellhead under index-based contracts, while natural gas is delivered to third-party midstream processors, who gather, process, and market the product; our reported revenues are net of related gathering, processing, and transportation costs. NGLs are extracted during processing and marketed separately, with net proceeds remitted to us.

We also provide field services through our Trail Dust subsidiary, including compression, FLIR surveys, emissions reduction equipment, tubing scanning, and line locating services, with compression and FLIR surveys representing our most significant service lines. While not material relative to upstream sales, these activities contribute incremental revenues and leverage our operating scale.

In addition, we use commodity derivative contracts to reduce exposure to volatility in oil, natural gas, and NGLs prices. The fair value of these instruments can result in realized and unrealized gains or losses that meaningfully affect reported revenues and cash flows.

Oil, Natural Gas and NGLs Sales

Total oil, natural gas, and NGL revenue for the three months ended March 31, 2026 on a combined Successor and Predecessor basis was $51.0 million, a 1% decline from $51.6 million for the three months ended March 31, 2025. This decrease was driven by a 3% decrease in production offset by a 2% increase in average realized sales price (excluding hedges). The decrease in production was primarily due to natural production declines offset by the effects of the EQVR Acquisition. Pricing changes included a less than 1% decrease in oil prices, an 18% decrease in NGLs prices offset by a 25% increase in gas prices.

Derivative Financial Instruments

The Company recorded the following gain (loss) on derivative financial instruments in the condensed consolidated statement of operations for the periods presented:

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026 to	Three Months Ended
(dollar amounts in thousands)	March 31, 2026	March 3, 2026	March 31, 2025
Net gain (loss) on commodity derivative settlements	$(6,243)	$(10,621)	$(10,205)
Gain (loss) on fair value adjustments of unsettled financial instruments	(26,922)	(17,284)	(8,319)
Total commodity derivative gain (loss)	$(33,165)	$(27,905)	$(18,524)

For the three months ended March 31, 2026 on a combined Successor and Predecessor basis, the total loss on derivative financial instruments was $61.1 million, compared to a loss of $18.5 million for the three months ended March 31, 2025. This included a $44.2 million loss from marking unsettled contracts to fair value, up from a $8.3 million loss in the three months ended March 31, 2025. Cash losses on settled derivatives were $16.9 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, due to higher market prices for crude oil, natural gas, and NGLs as compared to hedge contract prices, as well as a $2.2 million realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination (see Note 4 — Derivative Instruments). Cash losses on settled derivatives were $10.2 million for the three months ended March 31, 2025, primarily reflecting higher market prices for crude oil relative to hedge contract prices offset by lower natural gas and NGLs prices as compared to hedge contract prices.

These gains and losses are consistent with the Company’s risk management strategy. With scheduled debt principal payments central to the capital plan, the Company maintains hedge coverage levels designed to protect downside risk — even if that means forgoing upside during periods of rising prices.

Principal Components of Our Cost Structure

Our cost structure includes several categories that impact operating results in different ways. Lease operating expenses represent the direct costs of producing oil and natural gas, including labor, utilities, chemicals, and equipment maintenance. These expenses tend to fluctuate with production levels but also reflect the impact of fixed field costs that do not vary with volumes. We also incur production and ad valorem taxes, which are levied by state and local governments as a percentage of commodity revenues and assessed property values. These taxes generally move in line with product revenues.

Depreciation, depletion, and accretion are non-cash charges that reflect the consumption of our proved reserves, the depreciation of other property and equipment, and the passage of time on asset retirement obligations. General and administrative expenses consist of corporate overhead, employee compensation, and professional services that support the business and are largely fixed in nature. In addition, we incur costs directly associated with our field services revenues, including labor, maintenance, and other expenses necessary to support compression, reclamation, and emissions-related activities.

Some of these costs vary with commodity prices, some trend with production activity and type, and others primarily reflect fixed or discretionary expenditures.

Lease Operating Expenses

Lease operating expenses (“LOE”) were $18.2 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to $19.0 million for the three months ended March 31, 2025. On a per Boe basis, LOE per Boe decreased 1% to $9.95 per Boe for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, from $10.07 per Boe for the three months ended March 31, 2025. The decrease in LOE per Boe was relatively immaterial period over period, with the decrease in total LOE primarily driven by a decline in production on PIH’s reserves, partially offset by the addition of production from the EQVR Acquisition.

Production Taxes

Production and other taxes are paid on produced oil and natural gas based on rates established by federal, state, or local taxing authorities. In general, production and other taxes paid correlate to changes in oil, natural gas and NGLs revenues. Production taxes are based on the market value of production at the wellheads. Production taxes totaled $3.1 million ($1.71 per Boe) for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to $3.0 million ($1.59 per Boe) for the three months ended March 31, 2025. The increase primarily reflects higher mix of gas revenues.

Ad Valorem Taxes

The Company’s properties in Oklahoma, Texas and Kansas are also subject to ad valorem taxes in the counties where the production is located. Ad valorem taxes are based on the fair market value of mineral interests for producing wells.

Ad valorem taxes totaled $1.1 million ($0.61 per Boe) for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, down from $1.3 million ($0.68 per Boe) for the three months ended March 31, 2025. Assessed property values remained consistent leading to minimal change between the periods.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) totaled $9.6 million ($5.27 per Boe) for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to $8.1 million ($4.29 per Boe) for the three months ended March 31, 2025. The increase was primarily attributable to higher oil and gas properties values resulting from the Business Combination.

General and Administrative

General and administrative (“G&A”) expense totaled $50.3 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to $16.5 million for the three months ended March 31, 2025. The increase was driven primarily by a $47.0 million of compensation expense recognized in connection with the accrual of a share-based compensation liability associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination, which was offset by a $15.0 million PIH Class B unit compensation payout in the prior period.

Acquisition and Transaction Costs

Acquisition and transaction costs totaled $7.2 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to $0.4 million for the three months ended March 31, 2025. The increase was driven primarily by a $7.2 million of transaction costs recognized in the current period in connection with the Business Combination.

Interest Expense

Interest expense totaled $5.6 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to $6.3 million for the three months ended March 31, 2025. The decrease reflects the repayments of the principal under the ABS facility, which requires monthly interest and amortization determined by deal-specific metrics, including production volumes, commodity pricing, and operating costs.

Non-GAAP Financial Measures

Adjusted EBITDA

We include in this report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss) before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) non-cash share-based compensation, (5) non-recurring compensation expense related to our Class B Units, (6) (gain) loss on sale of assets, net, (7) loss on ARO liabilities, (8) change in fair value of earnout liability, (9) income tax expense (benefit), (10) acquisition and transaction costs, and (11) certain non-recurring costs.

Adjusted EBITDA is used as a supplemental financial performance measure by Presidio management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to evaluate our operating performance and Presidio’s results of operation from period to period and against our peers without regard to financing methods, capital structure or historical cost basis. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these items and related amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as indicators of our operating performance. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax burden, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our results will be unaffected by unusual items. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies.

Adjusted Unhedged EBITDA

We also present Adjusted Unhedged EBITDA, which we define as Adjusted EBITDA further adjusted to remove realized gains and losses on derivative instruments. This measure is intended to show our operating results without the impact of our hedging program. Management believes Adjusted Unhedged EBITDA is an important metric that provides valuable insight into the Company’s underlying operational performance by removing the effects of financing decisions, non-cash charges, and hedging activities. Adjusted Unhedged EBITDA is a supplemental non-GAAP measure and may not be comparable to similarly titled measures of other companies.

Reconciliations of GAAP Financial Measures to Adjusted EBITDA

The following table presents our reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measure Adjusted EBITDA and Adjusted Unhedged EBITDA, as applicable, for each of the periods indicated.

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026 to	Three Months Ended
(dollar amounts in thousands)	March 31, 2026	March 3, 2026	March 31, 2025
Net Loss (GAAP)	$(26,966)	$(71,339)	$(17,552)
Depletion, oil and gas properties	4,406	4,276	7,281
Depreciation of other property and equipment	263	673	790
Accretion of asset retirement obligation	368	643	1,008
Gain from sale of assets	(30)	(816)	(4,899)
Loss on ARO liabilities	149	—	332
Unrealized loss from derivative transactions	26,922	17,284	8,319
Change in fair value of earnout liability	(96)	—	—
Share-based compensation (1)	434	46,982	15,000
Acquisition and transaction costs	224	6,993	422
Interest expense	1,715	3,920	6,319
Non-recurring cost (2)	2,184	—	—
Income tax benefit	(6,953)	—	—
Adjusted EBITDA	$2,620	$8,616	$17,020
Realized loss from derivative transactions (3)	4,059	10,621	10,205
Adjusted Unhedged EBITDA	$6,679	$19,237	$27,225

(1)	Includes share-based compensation expense related to restricted stock units for the Successor period from March 4, 2026 through March 31, 2026. Also includes share-based compensation expense associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination for the Predecessor period from January 1, 2026 through March 3, 2026 and distributions to Class B unitholders following the sale of certain undeveloped properties for the three months ended March 31, 2025 (Predecessor).
(2)	Includes one-time realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination for the Successor period from March 4, 2026 through March 31, 2026.
(3)	Excludes one-time realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination for the Successor period from March 4, 2026 through March 31, 2026.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are cash generated from operations and borrowings under its asset-backed securitizations (“ABS”) and credit facility. These long-term, fixed-rate, fully amortizing ABS structures are secured by certain oil and natural gas assets and provide stable borrowing costs while also reducing leverage over time through scheduled principal payments. Restricted cash is held in accounts established under the ABS debt agreements and is reserved primarily for scheduled interest and principal payments, and is therefore not available for general corporate purposes. The credit facility provides additional borrowing capacity, subject to customary conditions, and serves as a source of short-term liquidity for working capital needs. In addition, the Company may seek to raise additional capital through additional equity offerings or debt financing for the purpose of funding acquisitions and other investments.

On March 4, 2026, the Company entered into a Reserve Based Lending instrument with Citizens Bank secured by its WAB assets (“Citizens RBL”). The facility provides additional liquidity with an initial borrowing base of $65.0 million, aggregate maximum credit amounts of $500.0 million, and matures on March 4, 2030. As of March 31, 2026, the Company has drawn on $37.0 million of the initial Citizens RBL borrowing base, with $28.0 million remaining. This RBL supplements the Company’s existing sources of liquidity and further supports management’s assessment that the Company will be able to satisfy working capital requirements, debt service obligations, and planned capital investments during the look-forward period. However, the Company’s ability to satisfy working capital requirements, debt service obligations, and planned capital investments will ultimately depend on future operating performance, which is subject to prevailing economic conditions in the oil and natural gas industry and other factors beyond management’s control.

Working Capital

The Company monitors working capital to ensure adequate levels for operations, with excess cash primarily allocated to debt paydowns, dividends, and future acquisitions. In addition to working capital management, the Company maintains a disciplined approach to operating cost control and capital allocation, with a focus on reinvesting capital into its operations and generating returns that support strategic business initiatives.

As of March 31, 2026, the Company had cash and cash equivalents of $20.7 million in addition to $10.8 million held in restricted cash required as part of its ABS securitized debt to fund interest payments. As of December 31, 2025, the Company had cash and cash equivalents of $4.1 million and restricted cash of $11.2 million.

Capital expenditures totaled $0.7 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, compared to $0.6 million in the three months ended March 31, 2025. Capital expenditures primarily related to operated capital workovers and non-operated asset capital projects. The Company expects to meet its capital expenditure needs for the foreseeable future through operating cash flow and existing cash and cash equivalents.

Future capital requirements will depend on several factors, including the Company’s growth trajectory, acquisition activity, and other strategic considerations.

Debt Facilities and Covenant Compliance

At March 31, 2026, outstanding borrowings under the ABS II Notes and Citizens RBL totaled $256.8 million and $37.0 million, respectively, and $2.1 million was drawn on the Trail Dust advancing term loan.

On March 4, 2026, the Company entered into a senior secured revolving credit agreement with initial commitments of $65.0 million, an initial borrowing base of $65.0 million and aggregate maximum credit amounts of $500.0 million, subject to customary conditions and semi-annual borrowing base redeterminations. In connection with the closing of the Business Combination, the WAB RBL revolving credit facility was repaid in the amount of $7.5 million and the credit facility was terminated.

At March 31, 2026, we were in compliance with all covenants under both the ABS II Notes, the Citizens RBL, and the Trail Dust loan.

At December 31, 2025, outstanding borrowings under the ABS II Notes totaled $266.9 million, and $2.3 million was outstanding under the Trail Dust advancing term loan. Additionally, $3.5 million was drawn on the WAB RBL revolving credit facility (as defined below), which was established during the third quarter of 2025. At December 31, 2025, we were in compliance with all covenants under the ABS II Notes, Trail Dust loan and the credit facilities.

Future Liquidity Outlook

We expect our liquidity sources will be sufficient to meet operating and financing needs, including scheduled debt service, anticipated capital expenditures, and working capital requirements, for at least the next twelve months and beyond such twelve-month period. Future liquidity will depend on commodity price realizations, production volumes, and hedge settlements. Sustained changes in commodity prices or operating costs may influence our cash flow generation and could require adjustments to our capital allocation priorities, including the pace of reinvestment, distribution levels, or financing strategy. The new Citizens RBL supplements the Company’s existing sources of liquidity and further supports management’s assessment that the Company will be able to satisfy working capital requirements, debt service obligations, and planned capital investments during the look-forward period. However, the Company’s ability to satisfy working capital requirements, debt service obligations, and planned capital investments will ultimately depend on future operating performance, which is subject to prevailing economic conditions in the oil and natural gas industry and other factors beyond management’s control.

Cash Flows

Our cash flows for the three months ended March 31, 2026 and 2025:

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026 to	Three Months Ended
(dollar amounts in thousands)	March 31, 2026	March 3, 2026	March 31, 2025
Net cash provided by (used in) operating activities	$(87,138)	$5,202	$(10,310)
Net cash provided by investing activities	(144,482)	(168)	3,668
Net cash used in financing activities	248,042	(1,398)	(70,445)
Net change in cash, cash equivalents, and restricted cash	$16,422	$3,636	$(77,087)

Operating Activities

Net cash used in operating activities increased $71.6 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, as compared to the three months ended March 31, 2025, primarily due to $57.8 million paid for a derivative contract modification, $23.7 million paid for transaction expenses and $6.7 million in higher derivative payments in the current period, partially offset by $15.0 million in incentive compensation payments to Class B unitholders in the prior period.

Investing Activities

Net cash used in investing activities increased by $148.3 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, as compared to the three months ended March 31, 2025, primarily due to $145.5 million in cash paid for acquisitions pursuant to the Business Combination, net of cash acquired, and less proceeds received from asset divestitures totaling $2.0 million in the first three months of 2026 compared to proceeds received from asset divestitures of $4.9 million in same period for 2025.

Financing Activities

Net cash provided by financing activities increased by $317.1 million for the three months ended March 31, 2026 on a combined Successor and Predecessor basis, as compared to the three months ended March 31, 2025, primarily due to $226.6 million from the common and preferred equity financings, net of deferred issuance costs, and $34.4 million in borrowings under the new Citizens RBL, net of debt issuance costs, in connection with the Business Combination in the current period, combined with a $60.0 million member distribution during the three months ended March 31, 2025.

Known Contractual and Other Obligations

Contractual Obligations and Contingent Liabilities and Commitments

The Company has various contractual obligations arising in the normal course of operations and financing activities. These include commitments under the ABS II Notes and Citizens RBL, which require periodic principal and interest payments (see Note 7 of the notes to the condensed consolidated financial statements). Presidio also has contractual obligations that may result in payments upon settlement of commodity derivative contracts (see Note 4 of the notes to the condensed consolidated financial statements). Additionally, the Company maintains both short-term and long-term lease obligations, primarily related to vehicle leases and office facilities.

The Company’s other liabilities represent current and noncurrent other liabilities that are primarily comprised of environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note B - Summary of Significant Accounting Policies in PIH’s audited financial statements as of and for the year ended December 31, 2025 in Exhibit 99.2 of the current report on Form 8-K, as amended and filed with the SEC on March 12, 2026 (“Current Report”). Refer also to “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for PIH in Exhibit 99.3 of the Current Report.

There have been no changes to our significant accounting policies and critical accounting estimates as of March 31, 2026 except as follows.

Purchase Accounting

We accounted for the Business Combination and EQVR Acquisition using the acquisition method which involves the use of significant judgment. Under the acquisition method of accounting, the acquisitions are accounted for at a purchase price based on the fair value of the consideration given. The assets and liabilities acquired are measured at their fair values, and the purchase price is allocated to the assets and liabilities based upon these fair values. The most significant assumptions relate to the estimated fair values assigned to our proved oil and natural gas properties.

The assumptions made in performing these valuations include future net production volumes, future commodity prices and costs, future operating and development activities, projections of oil and gas reserves and a weighted average cost of capital rate. The assumptions and inputs used in determining fair value estimates involve significant management judgment and are based on industry, market and economic conditions at the time of the acquisition. While these estimates are based on assumptions considered reasonable, they are inherently uncertain and actual results may differ.

Estimated fair values ascribed to assets acquired can have a significant impact on future results of operations presented in our financial statements. A higher fair value ascribed to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserve quantities, development costs and operating costs. In the event that future commodity prices or reserve quantities are lower than those used as inputs to determine estimates of acquisition date fair values, the likelihood increases that certain costs may be determined to not be recoverable. See Note 3 - Business Combinations of our condensed consolidated financial statements for further discussion of business combinations.

Earnout Shares

The fair value of the Earnout Shares liability was determined using Monte Carlo simulations that require significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility and expected holding periods. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations in the period in which the changes occur.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance.

The Company evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation of the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates, which are not readily apparent from other sources, form the basis for establishing unrecognized tax benefits. Actual results could differ from those estimates upon the subsequent resolution of identified matters.

New Accounting Pronouncements

The effects of new accounting pronouncements are discussed in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to various financial risks, including market risk, credit risk, liquidity risk, capital risk, and collateral risk. To manage these risks, the Company continuously monitors the unpredictability of financial markets and seeks to minimize potential adverse effects on its financial performance.

The Company’s principal financial liabilities consist of borrowings, leases, and trade and other payables, which are primarily used to finance and provide financial guarantees for its operations. The Company’s principal financial assets include cash and cash equivalents, as well as trade and other receivables derived from its operations.

Additionally, the Company also enters into derivative financial instruments, which are recorded as assets or liabilities depending on market dynamics. The Company leverages its internal resources to design and manage its derivative-related risk management activities, but also engages with third party providers to assist with the execution of derivative transactions and provide commodity trading and risk management applications.

Market Risk

Market risk refers to the possibility that the fair value of future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk is comprised of two main types of risk: interest rate risk and commodity price risk. Financial instruments affected by market risk include borrowings and derivative financial instruments.

To manage market price risks resulting from changes in commodity prices and foreign exchange rates, the Company uses both derivative and non-derivative financial instruments. These instruments help mitigate the potential negative effects on the Company’s assets, liabilities, or future expected cash flows.

Interest Rate Risk

The Company is subject to market risk exposure related to changes in interest rates. The Company’s borrowings primarily consist of fixed-rate amortizing notes and variable-rate credit facilities, as illustrated below.

	Successor		Predecessor
	March 31, 2026		December 31, 2025
(dollar amounts in thousands)	Borrowings	Interest Rate (1)	Borrowings	Interest Rate (1)
ABS II Notes	$256,787	7.8% – 8.4%	$266,892	7.8% – 8.4%
WAB RBL	—	—	$3,500	7.3%
Citizens RBL	$37,000	7.3% - 9.3%	—	—
Trail Dust Loan	$2,114	7.3%	$2,266	7.3%

(1)	The interest rate on the ABS II Notes and other notes payable represents the weighted average fixed rate of the notes, while the interest rates presented for the Trail Dust Loan, WAB RBL and Citizens RBL represent the floating rate as of March 31, 2026 and December 31, 2025, respectively.

The ABS II Notes are fixed-rate instruments and therefore not exposed to market interest rate fluctuations, whereas the Trail Dust Loan, WAB RBL and Citizens RBL credit facilities bear interest at floating rates. A hypothetical 100 basis point change in interest rates to the credit facilities would result in an annual change to interest expense as illustrated below:

	Successor	Predecessor
(dollar amounts in thousands)	March 31, 2026	December 31, 2025
+100 Basis Points	$391	$58
-100 Basis Points	$(391)	$(58)

The Company strives to maintain a prudent balance of floating and fixed-rate borrowing exposure, particularly during uncertain market conditions. As part of its risk mitigation strategy, the Company may enter into swap arrangements to adjust its exposure to floating or fixed interest rates, depending on changes in the composition of borrowings in its portfolio. Consequently, the total principal hedged through the use of derivative financial instruments may vary from period to period. For additional information regarding the ABS II Notes, WAB RBL, Citizens RBL and Trail Dust Loan, refer to Note 7 — Debt.

Commodity Price Risk

The Company’s revenues are primarily derived from the sale of oil, natural gas and NGLs, which exposes the Company to commodity price risk. Prices for these commodities can be volatile and may fluctuate due to changes in supply and demand, weather conditions, economic conditions, and government actions. Prolonged changes in commodity prices could materially affect our revenues, cash flows and the value of our reserves.

To mitigate the risk of fluctuations in commodity prices, the Company enters into derivative financial instruments, primarily fixed-price swaps. Under the terms of our ABS debt agreements, we are required to hedge a significant portion of our forecasted production volumes, including at least 85% of oil production for five years, 85% of natural gas production for eight years, and 85% of NGLs production for four years. The new Citizens Bank credit facility (see Note 7) also includes certain hedging requirements in which we, at all times, maintain 36 months of commodity hedges in an amount not less than 75% of the projected production of oil, natural gas and NGLs. These hedges reduce, but do not eliminate, exposure to commodity price volatility and may also limit the benefits we receive from price increases.

By removing price volatility from a substantial portion of our expected production through 2032, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows. For additional information regarding derivative financial instruments, refer to Note 4 — Derivative Financial Instruments.

Credit and Counterparty Risk

The Company is exposed to credit and counterparty risk from the sale of its oil, natural gas and NGLs production. Accounts receivable, oil and natural gas represent amounts due from purchasers of these commodities, and their collectability depends on the financial condition of each customer. The Company evaluates the financial condition of customers before extending credit and generally does not require collateral. As of March 31, 2026 and December 31, 2025, four customers each accounted for more than 10% of the Company’s commodity revenues, and a similar concentration existed in receivable balances at period end. No other customer accounted for more than 10% of total accounts receivable, oil and natural gas in either period.

The Company is also exposed to credit risk from joint interest owners, which are entities that own a working interest in the properties operated by the Company. Accounts receivable, joint interest owners are classified within current assets in the condensed consolidated balance sheets. The Company has the ability to withhold future revenue distributions to recover amounts due.

The Company believes these receivable balances are collectible. For additional information, refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies.

Collateral Risk

As of March 31, 2026 and December 31, 2025, the Company has pledged substantially all of its upstream oil and natural gas properties, along with certain midstream assets, to secure borrowings under its debt instruments. The fair value of the collateral is based on reserve estimates prepared by an independent petroleum engineering firm, which utilize estimated future cash flows discounted at 10% and commodity futures pricing. These pledged assets secure repayment obligations under the Company’s ABS II Notes, WAB RBL, Citizens RBL and Trail Dust Loan.

For additional information regarding acquisitions and borrowings, refer to Note 7 — Debt.

Item 4. Controls and Procedures.

Limitations of Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officers and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to various investigations, lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. Based on information available to us, we do not believe at this time that any of such other matters will individually, or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows. For further information on the risks we face from existing and future investigations, lawsuits, claims, and other legal proceedings, please see Risk Factors in the Proxy Statement/Prospectus.

Consistent with the requirements of SEC Regulation S-K, Item 103, our threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that our management believes will exceed $1 million.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10–Q, carefully consider the factors discussed in the section titled Risk Factors in the Proxy Statement/Prospectus, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, we did not issue any unregistered securities that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., Prometheus PubCo Merger Sub Inc., Prometheus Holdings LLC, Prometheus Merger Sub LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 2.1 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
3.1	Amended and Restated Certificate of Incorporation of Presidio Production Company (incorporated by reference to Exhibit 3.1 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.2	Amended and Restated Bylaws of Presidio Production Company (incorporated by reference to Exhibit 3.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.3	Amended and Restated Limited Liability Company Agreement of Prometheus Holdings LLC (incorporated by reference to Exhibit 3.3 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 3.4 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Perpetual Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
4.1	Warrant Agreement, dated August 6, 2024, between EQV Ventures Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 8, 2024).
4.2	Assignment, Assumption and Amendment Agreement, by and among Presidio Production Company, EQV Ventures Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
10.1+	Agreement and Plan of Merger, dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., EQVR Merger Sub LLC, EQV Resources Intermediate LLC, EQV Resources LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 10.6 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.2	Form of Subscription Agreement, by and between EQV Ventures Acquisition Corp. and the subscribers named therein (incorporated by reference to Exhibit 10.2 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.3	Securities Purchase Agreement, dated August 5, 2025, by and among EQV Ventures Acquisition Corp., the Company and Presidio Investment Holdings LLC and the purchasers set forth therein (including the form of Series A Preferred Investor Warrant) (incorporated by reference to Exhibit 10.3 to the EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.4	Series A Preferred Stockholders’ Agreement, dated March 4, 2026, by and between the Company and certain Series A Preferred Investors (incorporated by reference to Exhibit 10.4 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
10.5	Registration and Stockholders’ Rights Agreement, dated March 4, 2026, by and among EQV Ventures Acquisition Corp., EQV Resources Intermediate LLC, EQV Ventures Sponsor LLC, certain holders of Presidio Investment Holdings LLC, certain members of the Presidio Production Company’s management, Prometheus Holdings LLC, and Presidio Production Company (incorporated by reference to Exhibit 10.5 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
10.7	Presidio Production Company’s 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).

10.8	Sponsor Letter Agreement dated August 5, 2025, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC, Prometheus Holdings LLC, Presidio Investment Holdings LLC and certain individuals set forth therein (incorporated by reference to Exhibit 10.1 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.9	Form of Rollover Agreement, by and among EQV, the Company, EQV Holdings, PIH and certain individuals set forth therein (Rollover Members) (incorporated by reference to Exhibit 10.7 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.10	Form of Rollover Agreement, by and among EQV, Presidio, EQV Holdings, PIH and certain individuals set forth therein (Rollover Investors) (incorporated by reference to Exhibit 10.8 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.12	Form of Securities Contribution and Transfer Agreement, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., EQV Ventures Sponsor LLC, and the certain individuals set forth therein (PIPE Investors) (incorporated by reference to Exhibit 10.4 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.13	Form of Securities Contribution and Transfer Agreement, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., EQV Ventures Sponsor LLC and the certain individuals set forth therein (PIH Rollover Members) (incorporated by reference to Exhibit 10.5 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
10.14	Non-Redemption Agreement, dated February 23, 2026, by and among EQV Ventures Acquisition Corp., EQV Ventures Sponsor LLC and Fort Baker Capital Management LP. (incorporated by reference to Exhibit 10.1 to EQV Ventures Acquisition Corp.’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on February 24, 2026).
10.15	Securities Purchase Agreement dated February 23, 2026, by and among EQV Ventures Acquisition Corp., Presidio PubCo Inc., Presidio Investment Holdings LLC and Adage Capital Partners, L.P. (incorporated by reference to Exhibit 10.2 to EQV Ventures Acquisition Corp.’s Current Report on Form 8-K (File No. 001-42207) filed with the SEC on February 24, 2026).
10.16+	Credit Agreement, dated as of March 4, 2026, among Presidio Borrower LLC, Citizens Bank, N.A. and the Lenders party hereto (incorporated by reference to Exhibit 10.16 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
Document.101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
Document.101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
Document.101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Certain schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO PRODUCTION COMPANY

Date: May 15, 2026	By:	/s/ Will Ulrich
	Name:	Will Ulrich
	Title:	Chairman, Co-Chief Executive Officer and Director (principal executive officer)

Date: May 15, 2026	By:	/s/ Chris Hammack
	Name:	Chris Hammack
	Title:	Co-Chief Executive Officer and Director
(principal executive officer)

Date: May 15, 2026	By:	/s/ John Brawley
	Name:	John Brawley
	Title:	Chief Financial Officer (principal financial officer)