Form 10-Q
period 2026-06-30
PRESIDIO PRODUCTION Co
filed 2026-08-13
CIK 2083125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2026, 29,652,058 shares of Class A common stock, $0.0001 par value per share, and 1,673,757 shares of Class B common stock, $0.0001 par value per share, were issued and outstanding.

PRESIDIO PRODUCTION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, our ability to make share repurchases, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements indicated in our proxy statement/prospectus contained in our Registration Statement on Form S-4 (File No. 333-290090), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on September 8, 2025, as subsequently amended and declared effective by the SEC on January 30, 2026 (the “Proxy Statement/Prospectus”), and in this Quarterly Report. There are a number of important factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements, which include, but are not limited to:

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

v

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par values and share data)

	Successor	Predecessor
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$42,317	$4,119
Restricted cash	11,278	11,222
Accounts receivable, oil and gas	18,105	16,666
Accounts receivable, joint interest owners	10,623	11,815
Derivative assets - current	54,555	—
Hedge receivable	6,586	—
Prepaid expenses and other current assets	2,414	1,927
Total current assets	145,878	45,749
Oil and natural gas properties, successful efforts	693,519	529,096
Less accumulated depletion, depreciation, and amortization	(19,535)	(204,639)
Total oil and natural gas properties, net	673,984	324,457
Other property and equipment, net	4,590	5,457
Derivative assets - noncurrent	11,058	—
Right-of-use assets	3,561	135
Deferred tax assets - noncurrent	182	—
Other noncurrent assets	8,491	2,119
Total assets	$847,744	$377,917
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$15,696	$13,174
Production taxes payable	3,570	3,188
Revenue and royalties payable	26,071	20,223
Derivative liabilities - current	10,946	7,465
Hedge payable	10,092	4,532
Current portion of long-term debt	35,836	45,363
Lease liabilities, current	299	144
Related party payable	—	1,383
Other current liabilities	21,090	23,032
Total current liabilities	123,600	118,504
Long-term debt, net	307,236	225,143
Asset retirement obligations	79,921	59,519
Lease liabilities	3,328	—
Derivative liabilities - noncurrent	2,058	6,734
Earnout liability	17,772	—
Total liabilities	533,915	409,900
Commitments and Contingencies (Note 14)
Series A redeemable preferred stock, $0.0001 par value; 50,000,000 total shares authorized for all preferred stock series, 125,375 shares issued and outstanding as of June 30, 2026	112,123	—
Series B convertible redeemable preferred stock, $0.0001 par value; 50,000,000 total shares authorized for all preferred stock series, 27,173 shares issued and outstanding as of June 30, 2026	24,701	—
Stockholders’ equity / members’ deficit
Members’ deficit	—	(31,983)
Class A common stock, $0.0001 par value; 1,500,000,000 shares authorized, 27,686,745 shares issued and outstanding as of June 30, 2026	3	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 1,676,830 shares issued and outstanding as of June 30, 2026	—	—
Additional paid-in capital	191,524	—
Accumulated deficit	(32,166)	—
Total stockholders’ equity attributable to Presidio Production Company / members’ deficit	159,361	(31,983)
Non-controlling interest	17,644	—
Total stockholders’ equity / members’ deficit	177,005	(31,983)
Total liabilities, redeemable preferred stock and stockholders’ equity / members’ deficit	$847,744	$377,917

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 4, 2026 to	January 1, 2026 to	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	March 3, 2026	June 30, 2025
Revenues:
Oil sales	$30,673	$20,580	$39,476	$12,017	$43,062
Natural gas sales	7,645	10,754	9,675	17,497	26,790
Natural gas liquids sales	15,381	11,015	19,806	6,207	24,080
Field services revenue	301	274	388	155	633
Total revenues	54,000	42,623	69,345	35,876	94,565
Operating expenses:
Lease operating expenses	19,454	20,244	25,345	12,277	39,199
Production taxes	2,945	2,214	3,968	2,098	5,203
Ad valorem taxes	850	1,359	1,208	758	2,643
Depletion, oil and gas properties	15,130	7,283	19,535	4,276	14,564
Depreciation and amortization, other property and equipment	859	759	1,122	673	1,549
Accretion of asset retirement obligation	1,150	1,027	1,518	643	2,035
General and administrative	7,164	1,195	8,864	48,649	17,701
Acquisition and transaction costs	544	353	768	6,993	775
Cost of field services revenue	—	(43)	4	9	136
Gain on sale of assets	(158)	(894)	(188)	(816)	(5,793)
Total operating expenses	47,938	33,497	62,144	75,560	78,012
Income (loss) from operations	6,062	9,126	7,201	(39,684)	16,553
Other income (expense):
Gain (loss) on commodity derivatives	24,823	22,580	(8,342)	(27,905)	4,056
Change in fair value of earnout liability	(2,972)	—	(2,876)	—	—
Loss on early extinguishment of debt	(4,475)	—	(4,475)	—	—
Interest expense	(4,286)	(6,115)	(6,001)	(3,920)	(12,434)
Other income (expense)	288	(157)	13	170	(293)
Total other income (expense)	13,378	16,308	(21,681)	(31,655)	(8,671)
Net income (loss) before income taxes	19,440	25,434	(14,480)	(71,339)	7,882
Income tax benefit (expense)	(3,961)	(962)	2,993	—	(962)
Net income (loss)	15,479	24,472	(11,487)	(71,339)	6,920
Net income (loss) attributable to non-controlling interests	1,054	—	(493)	—	—
Net income (loss) attributable to Presidio Production Company	$14,425	$24,472	$(10,994)	$(71,339)	$6,920

Net income (loss) per Class A common stock:
Basic	0.34		(0.61)
Diluted	0.34		(0.61)

Weighted average Class A common stock outstanding:
Basic	26,756,317		26,751,925
Diluted	26,756,317		26,751,925

Net income (loss) per PIH Class A unit, basic and diluted		$211.37		$(616.17)	$59.77
Weighted average PIH Class A units outstanding, basic and diluted		115,778		115,778	115,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’/Members’ Equity (Deficit) (Unaudited)

(in thousands)

Predecessor	Members’ Deficit
Balance at December 31, 2024	$(27,858)
Capital distributions	(60,000)
Net loss	(17,552)
Balance at March 31, 2025	$(105,410)
Capital distributions	—
Net income	24,472
Balance at June 30, 2025	$(80,938)

Balance at December 31, 2025	$(31,983)
Net loss	(71,339)
Balance at March 3, 2026	$(103,322)

	Redeemable Preferred Stock										Total Stockholders’
	Series A		Series B Convertible								Equity Attributable
	Redeemable		Redeemable		Class A		Class B		Additional		to Presidio		Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Production	Non-controlling	Stockholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	Equity
Balance at March 4, 2026	—	$—	—	$—	—	$—	—	$—	$—	$(13,085)	$(13,085)	$—	$(13,085)
Conversion of Class A ordinary shares and Class B ordinary shares into Class A common stock					7,794,445	1			15,084		15,085		15,085
Reclassification of Class B ordinary shares subject to earnout arrangement					1,851,161	—			(14,896)		(14,896)		(14,896)
Deferred tax effects of earnout arrangement									3,325		3,325		3,325
Issuance of equity consideration in Business Combination					1,717,391	—	1,000,658		18,749		18,749	10,925	29,674
Issuance of Class A and Class B common stock in settlement of PIH share-based compensation liability					3,551,594	1	676,172		38,775		38,776	7,382	46,158
Issuance of equity consideration in EQVR Acquisition					3,422,260	—			37,363		37,363		37,363
Issuance of Series A redeemable preferred stock and warrants, net of issuance costs and discounts	125,000	110,494							9,149		9,149		9,149
Preferred dividends attributable to Series A redeemable preferred stock		375								(1,125)	(1,125)		(1,125)
Issuance of Series B convertible redeemable preferred stock, net of issuance costs and discounts			27,173	24,701							—		—
Excise tax imposed on common stock redemptions									(1,303)		(1,303)		(1,303)
Issuance of Class A common stock in connection with PIPE financing, net of issuance costs					9,315,217	1			82,250		82,251		82,251
Share-based compensation									434		434		434
Net loss										(25,419)	(25,419)	(1,547)	(26,966)
Balance at March 31, 2026	125,000	$110,869	27,173	$24,701	27,652,068	$3	1,676,830	$—	$188,930	$(39,629)	$149,304	$16,760	$166,064
Class A dividends and dividend reinvestment program shares					34,677	—			375	(2,612)	(2,237)		(2,237)
Dividends attributable to Preferred Investor Warrants										(95)	(95)		(95)
Preferred dividends attributable to Series B redeemable preferred stock										(275)	(275)		(275)
Paid-in-kind preferred dividends issued attributable to Series A redeemable preferred stock	375										—		—
Preferred dividends attributable to Series A redeemable preferred stock		1,254								(3,761)	(3,761)		(3,761)
Dividend equivalents on restricted stock units, net of forfeitures										(219)	(219)		(219)
Distributions to non-controlling interests												(170)	(170)
Share-based compensation									2,219		2,219		2,219
Net income										14,425	14,425	1,054	15,479
Balance at June 30, 2026	125,375	$112,123	27,173	$24,701	27,686,745	$3	1,676,830	$—	$191,524	$(32,166)	$159,361	$17,644	$177,005

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026 to	Six Months Ended
	June 30, 2026	March 3, 2026	June 30, 2025

Cash flows from operating activities:
Net (loss) income	$(11,487)	$(71,339)	$6,920
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depletion, oil and gas properties	19,535	4,276	14,564
Depreciation and amortization, other property and equipment	1,122	673	1,549
Accretion of asset retirement obligation	1,518	643	2,035
Settlement of asset retirement obligation liabilities	(385)	—	(448)
Deferred tax benefit	(3,083)	—	—
Amortization of debt issuance costs	295	273	877
Amortization of debt premiums	(1,116)	—	—
Loss on early extinguishment of debt	4,475	—	—
Loss (gain) on commodity derivatives	8,342	27,905	(4,056)
Net settlements of commodity derivatives	619	(10,621)	(17,335)
Cash paid for modification of derivative contracts, net of realized loss	(92,816)	—	—
Stock compensation expense	2,653	46,982	—
Change in fair value of earnout liability	2,876	—	—
Reduction of operating lease liabilities	61	—	(3)
Gain on sale of assets	(188)	(816)	(5,793)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	8,933	(5,573)	1,657
Hedge receivable	(6,586)	—	—
Hedge payable	(570)	6,090	(2,659)
Prepaid expenses and other current assets	(792)	38	(514)
Other noncurrent assets	(4,002)	22	(233)
Accounts payable	7,575	(6,657)	1,871
Related party payable	(1,383)	—	—
Other current liabilities	(33,512)	13,306	252
Net cash provided by (used in) operating activities	(97,916)	5,202	(1,316)
Cash flows from investing activities:
Capital expenditures for oil and natural gas properties	(749)	(553)	(1,323)
Purchases of other property and equipment	(444)	(431)	(521)
Proceeds from sale of assets	7,214	816	5,793
Acquisition, net of cash acquired	(145,527)	—	—
Net cash provided by (used in) investing activities	(139,506)	(168)	3,949
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in connection with PIPE financing, net of issuance costs	82,251	—	—
Proceeds from issuance of Series A redeemable preferred stock and warrants, net of issuance costs and discounts	119,643	—	—
Proceeds from issuance of Series B convertible redeemable preferred stock, net of issuance costs and discounts	24,701	—	—
Payments of dividends	(3,359)	—	—
Payments of dividend equivalents	(219)	—	—
Proceeds from long-term debt	387,000	4,000	213
Repayments of long-term debt	(322,453)	(5,191)	(24,228)
Payments of debt issuance costs	(11,205)	(9)	—
Payments on finance lease liabilities	(167)	(198)	(745)
Cash settlement of PIH share-based compensation liability	(265)	—	—
Member distributions	—	—	(60,000)
Net cash provided by (used in) financing activities	275,927	(1,398)	(84,760)
Net increase (decrease) in cash, cash equivalents, and restricted cash	38,505	3,636	(82,127)
Cash, cash equivalents, and restricted cash at beginning of period	15,090	15,341	102,287
Cash, cash equivalents, and restricted cash at end of period	$53,595	$18,977	$20,160

Supplemental cash flow information:
Cash paid for interest	$7,105	$3,721	$12,382
Stock issued for acquisitions	$67,850	$—	$—
Satisfaction of liability-classified share-based payment awards	$46,982	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,546	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$42	$122

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

In connection with the Business Combination, a total of 33,581,540 EQV Class A ordinary shares (“Class A Ordinary Shares”) for an aggregate redemption amount of $357.1 million were redeemed from the Trust Account. As a result of these redemptions of common stock, the Company recognized an estimated liability for the excise tax of $1.3 million, included in other current liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2026 (Successor) pursuant to the 1% excise tax under the IR Act partially offset by issuance of common and preferred stock subsequent to the redemptions. The liability does not impact the condensed consolidated statements of operations and is recognized as a reduction of additional paid-in-capital.

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

The condensed consolidated financial statements include a Predecessor period, which was the period from January 1, 2026 through March 3, 2026, concurrent with completion of the Business Combination and Successor period from March 4, 2026 through June 30, 2026. As a result of the Business Combination and EQVR Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Business Combination resulted in a new basis of accounting for PIH.

Correction of Immaterial Error

During the second quarter of 2026, the Company identified an immaterial error in its cash reconciliation process resulting in an understatement of cash of $6.6 million and a corresponding understatement of Other current liabilities as of March 31, 2026. The error had no impact on the Company’s condensed consolidated statement of operations or net income (loss) for any period. The Company evaluated the error under SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded it was immaterial to the current period and to any previously issued financial statements. The Company corrected the error in the current period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Amounts payable to derivative counterparties for settled commodity derivative positions, previously included within accounts payable, are now presented separately as hedge payable on the condensed consolidated balance sheets, and the related changes are presented separately within operating activities on the condensed consolidated statements of cash flows. As a result, $4.5 million was reclassified from accounts payable to hedge payable on the Predecessor balance sheet as of December 31, 2025. These reclassifications had no effect on previously reported total current liabilities, total liabilities, members’ deficit, results of operations, or net cash provided by (used in) operating activities.

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

Non-controlling Interest

The non-controlling interest percentage may be affected by the issuance of shares of Class A Common Stock, repurchases or cancellation of Class A Common Stock, the exchange of Class B Common Stock and the redemption of Common Units (and concurrent cancellation of Class B Common Stock), among other things. The percentage is based on the proportionate number of Opco Common Units held by PIH Rollover Holders relative to the total Common Units outstanding. As of June 30, 2026, the Company owned 27,686,745 Opco Common Units, representing a 94.3% interest in the Opco, and PIH Rollover Holders owned 1,676,830 Common Units, representing the remaining 5.7% interest.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Restricted Cash

At the closing date of the ABS III securitization transaction (see Note 7 — Debt), the Company was required to deposit an additional $0.8 million into a separate liquidity reserve account. At each note payment date, a portion of the liquidity reserve account balance is used to fund the priority of payments as required by the securitized note agreements as long as the balance exceeds the expected note interest for the six payment dates following such payment date for controlling securities, and senior transaction fees. The account is also used to fund the required principal and interest payments associated with the ABS III debt if available funds are insufficient. Following the payment in full of the aggregate outstanding amount of the Notes and of all other amounts owed, any amount remaining on deposit in the liquidity reserve account shall be distributed back to the Company.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Successor	Predecessor
(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$42,317	$4,119
Restricted cash	11,278	11,222
Total cash, cash equivalents, and restricted cash presented in the statement of cash flows	$53,595	$15,341

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

During the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor), oil, natural gas and NGL revenues from three purchasers totaled approximately 31%, 12%, and 11%; and 29%, 13%, and 11%, respectively, of gross oil, natural gas and NGL revenues. During the period from January 1, 2026 through March 3, 2026 (Predecessor), oil, natural gas and NGL revenues from four purchasers totaled approximately 22%, 15%, 13%, and 11% of gross oil, natural gas and NGL revenues. Significant customers’ accounts receivable balances totaled approximately 32%, 11%, and 10% of oil and natural gas receivables as of June 30, 2026. During the three and six months ended June 30, 2025 (Predecessor), oil, natural gas and NGL revenues from four purchasers totaled approximately 25%, 14%, 13%, and 11%; and 26%, 14%, 12%, and 10%, respectively, of gross oil, natural gas and NGL revenues. Significant customers’ accounts receivable balances totaled approximately 33%, 11%, 11%, and 10% of oil and natural gas receivables as of December 31, 2025.

No other customer balance represented greater than 10% of total accounts receivable as of June 30, 2026 or December 31, 2025. We believe that sufficient alternative purchasers exist for the Company’s oil, natural gas and NGL production and that the loss of any single purchaser would not be considered a significant interruption or business risk to the Company.

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

The Company establishes allowances for credit losses by applying an aged-based loss-rate to estimate expected lifetime credit losses on its joint interest receivables. The historical allowance for credit losses on joint interest receivables was eliminated through the Business Combination. As such, the allowance for credit losses on joint interest receivables was $0.0 million as of June 30, 2026. The allowance for credit losses on joint interest receivables was $1.4 million as of December 31, 2025. There were no write-offs of joint interest receivables during the period from March 4, 2026 through June 30, 2026 (Successor) or the period from January 1, 2026 through March 3, 2026 (Predecessor).

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

The new ABS III securitization transaction (see Note 7 — Debt) included certain hedging requirements. At the closing date of the ABS III securitization transaction, the Company was required to hedge 85% of the projected production of oil, natural gas and NGLs following the closing date for five years, seven years and three years, respectively, with an additional requirement to hedge 75% of projected NGLs production for the two-year period thereafter. Natural gas basis differential swaps are required to be hedged 85% for three years following the closing date. These initial hedging requirements were satisfied at the closing of the ABS III securitization transaction. Following the third anniversary of the ABS III securitization closing date, the Company shall maintain at all times 24 months of commodity hedges in an amount not less than 85% of the projected production of oil, natural gas and NGLs until the earlier of (x) the Final Scheduled Payment Date or (y) the redemption of the Notes. As of June 30, 2026, the Company was in compliance with these requirements. The Citizens Bank credit facility (see Note 7 — Debt) also includes certain hedging requirements in which the Company, at all times, maintains 36 months of commodity hedges in an amount not less than 75% of the projected production of oil, natural gas and NGLs.

The Company has not designated any price risk management instruments as fair value or cash flow hedges during six months ended June 30, 2026 or June 30, 2025.

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

Under ASC Topic 360, Property, Plant, and Equipment, the Company evaluates impairment of proved and unproved oil and natural gas properties based on expected future net cash flows from the asset group. As the Company’s properties are managed and evaluated as a single field, impairment testing is performed on that basis. No impairment was recorded during the period from March 4, 2026 through June 30, 2026 (Successor) or the period from January 1, 2026 through March 3, 2026 (Predecessor).

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

Transaction Price Allocated to Remaining Performance Obligations

The Company’s upstream product sales contracts do not originate until production occurs and, therefore, are not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligations under any of its product sales contracts.

Under the Company’s revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

Under the Company’s commodity sales contracts, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts generally do not give rise to contract assets or contract liabilities under ASC 606. Instead, the Company’s unconditional rights to receive consideration are presented as a receivable within accounts receivable attributable to oil and gas sales in its condensed consolidated balance sheets. The Company has not recognized any contract assets or liabilities as of June 30, 2026 or December 31, 2025.

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

For the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor), G&A included $2.2 million and $2.7 million, respectively, of compensation expense recognized for RSUs granted.

For the period from January 1, 2026 through March 3, 2026 (Predecessor), G&A included $47.0 million of compensation expense recognized in connection with the accrual of a share-based compensation liability associated with the final vesting and settlement of PIH’s Class B units in accordance with the original terms of the awards. The measurement of the share-based compensation liability is equal to the amount of cash and value of equity in the Company (either in Class A Common Stock or Opco Common Units with a corresponding number of Class B Common Stock, at the election of each PIH Class B unitholder) used to settle the awards. The share-based compensation liability was accounted for as an assumed liability in the Business Combination, and settlement of the share-based compensation liability is accounted for in the Successor period. In connection with the Business Combination, PIH’s Class B units are no longer outstanding.

For the three and six months ended June 30, 2025 (Predecessor), G&A included $0.0 million and $15.0 million of compensation expense recognized in connection with PIH’s Class B unit distribution, respectively.

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

Mezzanine Equity

Series A Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock (as defined in Note 3 — Business Combinations) are presented within the condensed consolidated balance sheet as of June 30, 2026 as mezzanine equity as both instruments are contingently redeemable upon the occurrence of events not solely within the Company’s control. The Series A Redeemable Preferred Stock was issued in connection with freestanding equity-classified warrants; as such, net proceeds from the issuance were allocated between the two instruments on a relative fair value basis, creating a discount on the Series A Redeemable Preferred Stock. The Series B Convertible Redeemable Preferred Stock was recorded at fair value upon issuance, net of issuance costs and discounts.

In addition, certain embedded features (“embedded derivatives”) included in the Series A Redeemable Preferred Stock required bifurcation under the authoritative guidance in ASC 815-15, Derivatives and Hedging, Embedded Derivatives (“ASC 815-15”) and were classified as derivative liabilities. The embedded derivative is measured at fair value at inception, creating a discount on the host preferred stock instrument, and subsequently remeasured at fair value each reporting date thereafter, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change. Embedded features deemed not clearly and closely related to the host preferred stock instrument at inception are reassessed under ASC 815-15 each subsequent reporting date while the host instrument is outstanding. However, as of the issuance date and June 30, 2026, the Company determined the embedded derivative had a minimal fair value and, as such, was not recorded.

As of June 30, 2026, both the Series A Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were neither currently redeemable nor probable of becoming redeemable in the future based on an evaluation of the likelihood of the events that would trigger redemption occurring. As such, the carrying values were not adjusted during the period from March 4, 2026 through June 30, 2026 (Successor). The Company accrues for the mandatory, unconditional dividend obligations on the Series A Redeemable Preferred Stock as they become contractually payable, regardless of whether any dividends are declared.

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

Certain shareholders entered into a Sponsor Letter Agreement and agreed to be bound by certain restrictions on transfer with respect to their equity interests in EQV prior to the Closing Date and waived any adjustments, including anti-dilution or similar protection, to existing conversion ratios with respect to any equity interests in EQV. The Sponsor also agreed to subject 1,851,161 of its Class B ordinary shares, par value $0.0001 per share, (“Class B Ordinary Shares”) to vesting (or forfeiture) on the basis of achieving certain trading price thresholds during the first five years following the Closing Date pursuant to an earnout program (“Earnout Shares”). The Earnout Shares are subject to forfeiture, and vest in two equal 50% increments if, over any 20 trading days within any 30 consecutive trading-day period during the five years following the Closing Date, the trading share price of the Class A Common Stock is greater than or equal to $12.50 per share and $15.00 per share, respectively, (or if Presidio consummates a sale that would value such shares at the aforementioned thresholds). The Sponsor agreed to subject 3,702,323 of its Class B Ordinary Shares to a dividend reinvestment program during the first three years following the Closing Date (“DRIP Shares”). The DRIP Shares are not subject to forfeiture but vests pursuant to the terms of the dividend reinvestment program in three tranches, with one-third of such shares vesting on the date that is 12 months following the Closing Date, one-half of the remainder of such shares vesting on the date that is 24 months following the Closing Date and the remaining of such shares vesting on the date that is 36 months following the Closing Date. The Sponsor agreed to subject 1,851,161 of its Class B Ordinary Shares to certain “lock-up” provisions during the post-Closing Date lock-up periods (“Lock-Up Shares”). The Lock-Up Shares are restricted from transfer for a period ending on the earlier of the date (i) that is 12 months following the Closing Date and (ii) upon which Presidio completes a liquidation, merger, share exchange or other similar transaction following the Closing Date that results in all the equity holders of Presidio having the right to exchange their shares of Presidio Class A Common Stock for cash, securities or other property, subject to customary exceptions and potential early-release 150 days after the Closing Date based on the stock price sustaining specified price thresholds for 20 trading days within any 30 consecutive trading-day period. In conjunction with the consummation of the Business Combination, these Class B Ordinary Shares were converted into Class A Common Stock.

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

For the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor), the Company incurred $0.3 million and $0.5 million of expenses directly related to the Business Combination and EQVR Acquisition, respectively, which are reflected as Acquisition and transaction costs on the condensed consolidated statements of operations. For the period from January 1, 2026 through March 3, 2026 (Predecessor), PIH incurred $7.0 million of expenses directly related to the Business Combination, which are reflected as Acquisition and transaction costs on the condensed consolidated statements of operations. Since the results of operations prior to March 4, 2026 relate to the operations of PIH, transaction costs incurred by EQV were excluded from the Predecessor condensed consolidated statement of operations. Accordingly, for the period from January 1, 2026 through March 3, 2026, transaction costs incurred by EQV of $18.1 million were excluded. On the Closing Date, the Company paid $2.7 million of deferred underwriting costs and $0.7 million of deferred legal fees related to EQV’s initial public offering. The Company also paid $5.2 million of fees related to the issuance of the Class A Common Stock in the PIPE financing which is reflected as a reduction of equity. The Company paid $1.3 million in original issue discounts and $4.1 million in fees related to the issuance of the Series A Redeemable Preferred Stock and Preferred Investor Warrants and accounted for them as a reduction of equity. The Company paid $2.2 million in original issue discounts and $0.3 million in fees related to the issuance of the Series B Convertible Redeemable Preferred Stock and accounted for them as a reduction of equity.

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

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

Set forth below are the summarized amounts, terms and gross fair values of outstanding commodity derivative instruments as of June 30, 2026 (Successor):

	Volumes	Weighted Average Price	Fair Value
	(in Bbls)	($ per Bbl)	(in thousands)
Oil Swaps:
July - December 2026	553	60.39	$(4,551)
January - December 2027	1,043	94.44	28,014
January - December 2028	884	63.15	(1,634)
January - December 2029	755	67.55	2,119
January - December 2030	672	64.94	798
Thereafter	265	62.96	33
Total	4,172		24,779

	Volumes	Weighted Average Price	Fair Value
	(in MMBtu)	($ per MMBtu)	(in thousands)
Natural Gas Swaps:
July - December 2026	12,321	5.54	$26,405
January - December 2027	22,493	4.18	15,549
January - December 2028	21,416	3.55	(2,372)
January - December 2029	18,718	3.58	(1,175)
January - December 2030	17,539	3.55	58
Thereafter	36,885	3.45	1,767
Total	129,372		$40,232

	Volumes	Basis Differential	Fair Value
	(in MMBtu)	($ per MMBtu)	(in thousands)
Natural Gas Basis Swaps:
July - December 2026	12,354	(0.49)	$1,330
January - December 2027	20,253	(0.31)	1,472
January - December 2028	18,621	(0.43)	(577)
January - December 2029	7,397	(0.55)	(1,162)
Total	58,625		1,063

	Volumes	Weighted Average Price	Fair Value
	(in Bbls)	($ per Bbl)	(in thousands)
Natural Gas Liquids Swaps:
July - December 2026	1,096	21.87	$(5,902)
January - December 2027	1,920	23.35	(5,274)
January - December 2028	1,541	25.70	(5)
January - December 2029	1,226	23.44	(435)
January - December 2030	1,061	21.67	(1,156)
Thereafter	255	20.26	(693)
Total	7,099		$(13,465)

Set forth below are the summarized amounts, terms and gross fair values of outstanding commodity derivative instruments as of December 31, 2025 (Predecessor):

	Volumes	Weighted Average Price	Fair Value
	(in Bbls)	($ per Bbl)	(in thousands)
Oil Swaps:
January - December 2026	990	57.45	$395
January - December 2027	902	58.22	698
January - December 2028	422	56.67	(662)
Total	2,314		$431

	Volumes	Weighted Average Price	Fair Value
	(in MMBtu)	($ per MMBtu)	(in thousands)
Natural Gas Swaps:
January - December 2026	21,071	3.19	$(11,117)
January - December 2027	19,133	3.68	(3,676)
January - December 2028	17,664	3.57	(2,267)
January - December 2029	16,454	3.55	(899)
January - December 2030	15,340	3.55	(783)
Thereafter	7,314	3.63	852
Total	96,976		$(17,890)

	Volumes	Basis Differential	Fair Value
	(in MMBtu)	($ per MMBtu)	(in thousands)
Natural Gas Basis Swaps:
January - December 2026	21,071	(0.32)	$6,807
January - December 2027	18,944	(0.30)	741
Total	40,015		$7,548

	Volumes	Weighted Average Price	Fair Value
	(in Bbls)	($ per Bbl)	(in thousands)
Natural Gas Liquids Swaps:
January - December 2026	1,894	22.10	$(3,550)
January - December 2027	1,671	22.69	(2,105)
January - December 2028	1,295	25.66	1,367
Total	4,860		$(4,288)

Below is a reconciliation of the gross open positions by commodity to the net open positions presented on the condensed consolidated balance sheet as of June 30, 2026 (Successor):

	Current		Noncurrent
(in thousands)	Assets	Liabilities	Assets	Liabilities
Commodity
Oil	$15,301	$(4,826)	$17,758	$(3,454)
Gas	46,152	(2,169)	6,628	(9,316)
NGL	294	(11,143)	1,755	(4,371)
Total	$61,747	$(18,138)	$26,141	$(17,141)
Effects of netting arrangements	(7,192)	7,192	(15,083)	15,083
Total	$54,555	$(10,946)	$11,058	$(2,058)

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

The Company has entered into derivative contracts with counterparties that the Company believes are creditworthy. All of the Company’s counterparties are investment grade and no collateral has been required. The Company's maximum exposure to loss due to credit risk if all counterparties failed to perform is limited to the net fair value of derivative assets by counterparty as reflected on the condensed consolidated balance sheets.

For the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor), the Company incurred a realized gain of $6.8 million and $0.6 million, respectively, and an unrealized gain of $18.0 million and an unrealized loss of $8.9 million, respectively, on commodity derivatives, resulting in a total net gain of $24.8 million and a total net loss of $8.3 million, respectively.

For the period from January 1, 2026 through March 3, 2026 (Predecessor), the Company incurred a realized loss of $10.6 million and an unrealized loss of $17.3 million on commodity derivatives, resulting in a total net loss of $27.9 million.

For the three and six months ended June 30, 2025 (Predecessor), the Company incurred a realized loss of $7.1 million and $17.3 million, respectively, and an unrealized gain of $29.7 million and $21.4 million, respectively, on commodity derivatives, resulting in a total net gain of $22.6 million and $4.1 million, respectively.

Derivative Contract Modifications

Concurrent with the Business Combination, the Company entered into an amendment agreement with a counterparty to modify the strike price of certain natural gas derivative contracts. The Company modified the fixed price of these natural gas swap contracts with a commodity reference price of NYMEX as actively traded at the Closing Date. The Company paid $60.0 million in cash consideration to modify these commodity derivative contracts, which is reflected as a cash outflow from operating activities in the condensed consolidated statement of cash flows in the period from March 4, 2026 through June 30, 2026 (Successor).

Concurrent with the ABS III Notes issuance described in Note 7 — Debt, the Company entered into amendment agreements with two counterparties to modify the strike prices of certain existing commodity derivatives. The Company modified the fixed price of these natural gas swap contracts with a commodity reference price of NYMEX as actively traded at the Closing Date. The Company paid $35.0 million in cash consideration to modify these commodity derivative contracts, which is reflected as a cash outflow from operating activities in the condensed consolidated statement of cash flows for the period from March 4, 2026 through June 30, 2026 (Successor).

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Oil and Natural Gas Properties

The Company has recorded oil and natural gas properties of $693.5 million and $529.1 million at June 30, 2026 and December 31, 2025, partially offset by accumulated depletion of $19.5 million and $204.6 million, respectively. Oil and natural gas properties recorded on the condensed consolidated balance sheets consist entirely of proved properties for both periods presented. For the three months ended June 30, 2026 (Successor), the period from March 4, 2026 through June 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), depletion expense related to the Company’s oil and gas properties was $15.1 million, $19.5 million and $4.3 million, respectively. For the three and six months ended June 30, 2025 (Predecessor), depletion expense related to the Company’s oil and gas properties was $7.3 million and $14.6 million, respectively.

Other Property and Equipment

Below is a summary of other property and equipment as of June 30, 2026 and December 31, 2025:

		Successor	Predecessor
(in thousands)	Useful Life (in years)	June 30, 2026	December 31, 2025
Furniture and fixtures	7	$25	$92
Software and licenses	3	888	8,612
Computers and other hardware	3	1	11
Vehicles	5	1,738	1,905
Machinery and equipment	5	112	225
Leasehold improvements	6	31	443
Compressors	5	2,917	4,259
Total other property and equipment		$5,712	$15,547
Accumulated depreciation and amortization		(1,122)	(10,090)
Total other property and equipment, net		$4,590	$5,457

For the three months ended June 30, 2026 (Successor), the period from March 4, 2026 through June 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), depreciation expense related to property and equipment was $0.9 million, $1.1 million and $0.7 million, respectively.

For the three and six months ended June 30, 2025 (Predecessor), depreciation expense related to property and equipment was $0.8 million and $1.5 million, respectively.

2026 Divestitures

During the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor), the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $5.8 million and $7.0 million in proceeds, respectively, resulting in no gain from the sales. Additionally, the Company sold various other property and equipment that resulted in a $0.2 million gain and a $0.2 million gain, respectively.

During the period from January 1, 2026 through March 3, 2026 (Predecessor), the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $0.8 million in proceeds, resulting in a gain for an equal amount as no book value remained for the properties.

2025 Divestitures

During the three and six months ended June 30, 2025 (Predecessor), the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $0.7 million and $5.5 million in proceeds, respectively, resulting in a gain for an equal amount as no book value remained for the properties. Additionally, the Company sold various other property and equipment that resulted in a $0.2 million gain and a $0.3 million gain, respectively.

NOTE 6. OTHER CURRENT LIABILITIES

As of June 30, 2026 and December 31, 2025, other current liabilities were comprised of the following:

	Successor	Predecessor
(in thousands)	June 30, 2026	December 31, 2025
Accrued lease operating expenses	$10,098	$8,017
Ad Valorem payable	2,280	4,106
Accrued interest	353	3,750
Excise tax payable	1,303	—
Dividends payable	2,507	—
General and administrative	3,814	7,022
Other	735	137
Total other current liabilities	$21,090	$23,032

NOTE 7. DEBT

A summary of outstanding debt obligations as of June 30, 2026 and December 31, 2025 is as follows:

			Successor
		Interest	June 30, 2026
Description	Term Range	Rate Range	(in thousands)
ABS III Securitization	July 2026 - 2041	5.9%-6.7%	$348,117
ABS II Securitization	July 2023 - Mar 2038	7.8% - 8.4%	—
Trail Dust Financing	Jan 2024 - Jan 2029	7.3%	2,013
Citizens RBL	Mar 2026 - Mar 2030	7.3% - 9.3%	—
Equipment financing obligations			1,462
ABS III debt issuance costs, net			(8,520)
Total debt			$343,072
Current portion			(35,836)
Total long-term portion			$307,236

			Predecessor
		Interest	December 31, 2025
Description	Term Range	Rate Range	(in thousands)
ABS II Securitization	Jul 2023 - Mar 2038	7.8% - 8.4%	$266,892
Trail Dust Financing	Jan 2024 - Jan 2029	7.3%	2,266
WAB RBL	Jul 2025 - Dec 2026	7.3%	3,500
Equipment financing obligations			1,831
ABS II Debt issuance costs, net			(3,918)
Trail Dust Debt issuance costs, net			(16)
WAB RBL Debt issuance costs, net			(49)
Total debt			$270,506
Current portion			(45,363)
Total long-term portion			$225,143

ABS III Securitization

On June 9, 2026, the Company undertook a refinancing of its outstanding asset-backed securities to optimize its capital structure and extend its debt maturity profile. As part of this effort, the Company, through Presidio Finance LLC, issued the ABS III Notes and used the proceeds to redeem the ABS II Notes in full, repay the outstanding balance under the Citizens RBL, fund derivative contract modifications, pay transaction costs, and for general corporate purposes.

The Company issued $350.0 million in term asset-backed securities (the “ABS III Notes”). The ABS III Notes include two investment-grade rated tranches. The issuance included $175.0 million aggregate principal amount of its 5.902% Class A-1 Notes (rated A- by Fitch Ratings) due in 2041, and $175.0 million aggregate principal amount of its 6.717% Class A-2 Notes (rated BBB by Fitch Ratings) due in 2041.

The ABS III Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts, including a liquidity reserve account targeted at six months of note interest and senior transaction fees (the initial deposit at closing was $0.8 million), (ii) premium payments in the case of an optional prepayment before certain dates, with redemption premiums declining from 2.00% to 1.00% to 0% over the first two years following issuance, (iii) a requirement that the Issuer hedge at least 85% of projected oil, natural gas, and NGL production over specified forward periods, and (iv) covenants related to recordkeeping, access to information and similar matters.

The ABS III Notes are also subject to customary early amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, failure to maintain certain production metrics, certain management termination events, and event of default and the failure to repay or refinance the ABS III Notes on the applicable scheduled maturity date.

The ABS III Notes are subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS III Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, and failure of security interests to be effective.

The Company incurred debt issuance costs of $8.6 million related to the issuance of the ABS III Notes. These costs are recorded as a reduction to “Long-term debt” on the condensed consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the notes. Because gross proceeds equaled the aggregate face amount of the notes and the coupons represented market rates at issuance, no debt discount or premium was recognized.

Total interest expense related to the ABS III Notes for the period from June 9, 2026 through June 30, 2026 was $1.3 million.

The outstanding balance of the ABS III Notes was $348.1 million as of June 30, 2026. The Company was in compliance with all financial and non-financial covenants as of that date.

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

The Company incurred debt issuance costs of $8.9 million related to the issuance of the ABS II Notes. In connection with the Business Combination, the ABS II Notes were revalued to fair value as of the Closing Date, and the unamortized debt issuance costs were eliminated and a premium was established as part of the application of acquisition accounting. The debt premium was recorded as an increase to “Long-term debt” on the Successor’s condensed consolidated balance sheet. As a result, no amortization of debt issuance costs related to the ABS II Notes was recognized during the Successor period. Amortization of debt issuance costs related to the ABS II Notes, included in interest expense in the condensed consolidated statements of operations, for the Predecessor period from January 1, 2026 through March 3, 2026 and for the three and six months ended June 30, 2025 (Predecessor) was $0.3 million, $0.4 million and $0.9 million, respectively.

On June 9, 2026, the Company redeemed the ABS II Notes in full using a portion of the proceeds from the ABS III Notes. The total redemption price of $263.3 million comprised $248.4 million of outstanding principal, $14.1 million of make-whole premiums, and $0.8 million of accrued and unpaid interest. The Company accounted for the redemption as an extinguishment of debt under ASC 470-50. In connection with the extinguishment, the Company wrote off the $9.6 million of unamortized debt premium and expensed the $14.1 million of make-whole premiums, resulting in a loss on early extinguishment of $4.5 million, recorded within other income (expense) in the condensed consolidated statement of operations.

Amortization of debt premium related to the ABS II Notes, included in interest expense, for the period from March 4, 2026 through the June 9, 2026 (Successor) redemption date was $1.1 million. Total interest expense related to the ABS II Notes for the period from March 4, 2026 through June 9, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor) was $1.2 million and $3.7 million, respectively.

The outstanding balance of the ABS II Notes was $266.9 million as of December 31, 2025. Following the June 9, 2026 redemption, no ABS II Notes remained outstanding as of June 30, 2026. The Company was in compliance with all financial and non-financial covenants through the redemption date.

Total interest expense related to the ABS II Notes for the three and six months ended June 30, 2025 (Predecessor) was $5.9 million and $12.0 million, respectively.

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

Total interest expense related to the Trail Dust Loan for the three months ended June 30, 2026 (Successor), the period from March 4, 2026 through June 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), was less than $0.1 million.

Total interest expense related to the Trail Dust Loan for the three and six months ended June 30, 2025 (Predecessor), was less than $0.1 million.

The outstanding balance of the Trail Dust Loan as of June 30, 2026 and December 31, 2025 was $2.0 million and $2.3 million, respectively. Trail Dust was in compliance with all financial and non-financial covenants as of both dates.

Secured Revolving Credit Facility

On March 4, 2026, Presidio Borrower LLC, a wholly owned subsidiary of the Company (“Presidio Borrower”), entered into a senior secured revolving credit agreement (the “Credit Agreement”) among Presidio Borrower, as borrower, Citizens Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for, as of the closing date of the Credit Agreement, aggregate commitments of $65.0 million, an initial borrowing base of $65.0 million and aggregate maximum credit amounts of $500.0 million (“Citizens RBL”), with a maturity date of March 4, 2030. The borrowing base under the Credit Agreement is scheduled to be redetermined semiannually on or about May 1 and November 1 of each calendar year, commencing on or about May 1, 2026, and is subject to additional adjustments from time to time pursuant to the provisions of the Credit Agreement, including for certain asset sales and the elimination or reduction of hedge positions. On May 1, 2026, the borrowing base was redetermined and remained unchanged at $65.0 million as of June 30, 2026. Additionally, each of Presidio Borrower and the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount Presidio Borrower is able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Credit Agreement. The Credit Agreement has a scheduled maturity of four years from the effective date thereof.

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

On June 9, 2026, in connection with the ABS refinancing described above, the Company repaid in full the $37.0 million outstanding balance under the Citizens RBL, together with $0.2 million of accrued interest, using a portion of the proceeds of the ABS III Notes. The Credit Agreement remained in place following the repayment, with its full $65.0 million borrowing base available for future draws.

The Company incurred debt issuance costs of $2.6 million related to the Citizens RBL at its origination in the first quarter of 2026. These costs are presented as a deferred asset on the condensed consolidated balance sheet and are amortized to interest expense over the remaining term of the Credit Agreement. Following the June 9, 2026 repayment described above, this amortization continues unaffected, as the Company’s borrowing capacity under the facility was not reduced by the repayment.

Total interest expense related to the Citizens RBL for the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor) was $0.5 million and $0.7 million, respectively.

The outstanding balance of the Citizens RBL was $0.0 million as of June 30, 2026. The Company was in compliance with all financial and non-financial covenants as of June 30, 2026.

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

Total interest expense related to the WAB RBL for the period from January 1, 2026 through March 3, 2026 (Predecessor) was less than $0.1 million.

The WAB RBL was assumed by the Company at the time of the Business Combination and was settled at the Closing. The outstanding balance of the WAB RBL as of December 31, 2025 was $3.5 million.

Future Maturities of Long-term Debt

The future amounts of required principal payments of long-term debt after June 30, 2026 are as follows:

(in thousands)	ABS III	Trail Dust
Years Ending December 31,
2026 (remainder)	$12,438	$391
2027	41,976	700
2028	35,158	754
2029	32,610	168
2030	31,046	—
Thereafter	194,889	—
Total	$348,117	$2,013

NOTE 8. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis:

	Successor
	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current:
Commodity derivatives	$—	$61,747	$—	$61,747
Noncurrent:
Commodity derivatives	—	26,141	—	26,141

Liabilities
Current:
Commodity derivatives	—	(18,138)	—	(18,138)
Noncurrent:
Earnout shares	—	—	(17,772)	(17,772)
Commodity derivatives	—	(17,141)	—	(17,141)
Series A embedded derivative (a)	—	—	—	—
Total, net	$—	$52,609	$(17,772)	$34,837

(a)	The Company identified embedded features within the Series A Redeemable Preferred Stock requiring bifurcation under ASC 815-15. The fair value of the compound embedded derivative was determined to be $0 as of June 30, 2026, and accordingly was not recorded. The embedded derivative will be remeasured each reporting period.

	Predecessor
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current:
Commodity derivatives	$—	$9,661	$—	$9,661
Noncurrent:
Commodity derivatives	—	6,810	—	6,810

Liabilities
Current:
Commodity derivatives	—	(17,126)	—	(17,126)
Noncurrent:
Commodity derivatives	—	(13,544)	—	(13,544)
Total, net	$—	$(14,199)	$—	$(14,199)

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

	Successor	Successor
	June 30, 2026	March 4, 2026
Stock price	$12.16	$11.05
Risk-free interest rate	4.10%	3.60%
Expected term (in years)	4.7	5.0
Expected volatility	55.00%	55.00%
Dividend yield	13.50%	13.50%

The following table provides a reconciliation for the change in fair value of the Earnout Shares categorized within Level 3 of the fair value hierarchy:

(in thousands)	Earnout Liabilities
Fair value as of March 4, 2026	$14,896
Change in fair value	2,876
Fair value as of June 30, 2026	$17,772

The change in fair value of the Earnout Shares resulted in other expenses of $3.0 million and $2.9 million, respectively, recognized in the condensed consolidated statements of operations for the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor).

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

Series A Redeemable Preferred Stock

As of June 30, 2026, the Company had 125,375 shares of Series A Redeemable Preferred Stock issued and outstanding with a stated value of $1,000 per share for an aggregate subscription amount of $125.4 million. Series A Redeemable Preferred Stock was issued to the Series A Preferred Investors concurrently with the closing of the Business Combination as further discussed in Note 3 — Business Combinations. The rights and preferences of the Series A Redeemable Preferred Stock are governed by the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock (“Series A COD”).

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

On May 31, 2026, the Company paid $0.75 million of cash dividends on the Series A Redeemable Preferred Stock, and recorded an increase of $1.3 million to the carrying value of the Series A Redeemable Preferred Stock for paid-in-kind dividends. As of June 30, 2026, the Company accrued mandatory dividend obligations of $3.8 million on the Series A Redeemable Preferred Stock split between $2.5 million of cash payable dividends and $1.3 million of paid-in-kind dividends, which are respectively recorded within Other current liabilities and Series A redeemable preferred stock on the condensed consolidated balance sheets.

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

Series B Convertible Redeemable Preferred Stock

As of June 30, 2026, the Company had 27,173 shares of Series B Convertible Redeemable Preferred Stock issued and outstanding with a stated value of $1,000 per share. Series B Convertible Redeemable Preferred Stock was issued to the Series B Preferred Investor concurrently with the closing of the Business Combination as further discussed in Note 3 — Business Combinations. The rights and preferences of the Series B Convertible Redeemable Preferred Stock are governed by the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Perpetual Participating Convertible Preferred Stock (“Series B COD”).

Conversion – Each share of Series B Convertible Redeemable Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into 100 shares of Class A Common Stock, subject to adjustments upon events such as stock dividends, stock splits and combinations. The optional conversion is subject to the holder’s beneficial ownership limitation of 9.9% of the Company’s then-outstanding Class A Common Stock, which such beneficial ownership limitation may be increased or decreased by the holder from time to time. Each share of Series B Convertible Redeemable Preferred Stock is also automatically convertible into 100 shares of Class A Common Stock, subject to adjustments, upon any transfer to a person that is not an affiliate of the holder in compliance with the applicable transfer restrictions. The beneficial ownership limitation does not apply to automatic conversions. As of June 30, 2026, the aggregate number of shares of Class A Common Stock issuable upon conversion of all outstanding shares of Series B Convertible Redeemable Preferred Stock is 2,717,300 shares.

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

Class A Common Stock

As of June 30, 2026, the Company had 27,686,745 shares of Class A Common Stock issued and outstanding.

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

On April 14, 2026, the Company’s Board of Directors declared a special cash dividend of $0.10125 per share of Class A Common Stock. The special dividend of $0.10125 reflects a pro rata amount for the period from March 5, 2026, the first day following the date of the closing of the Business Combination (see Note 3 — Business Combinations), through March 31, 2026. On May 18, 2026, the Company paid the special dividend to stockholders of record as of May 4, 2026 for an aggregate amount of $2.6 million, split between $2.2 million of cash dividends and $0.4 million of DRIP Shares.

Class B Common Stock

As of June 30, 2026, the Company had 1,676,830 shares of Class B Common Stock issued and outstanding, all of which are held by owners of Opco Common Units, other than the Company, as further discussed in Note 3 — Business Combinations.

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

The Company made distributions to non-controlling interest of $0.2 million during the period from March 4, 2026 through June 30, 2026 (Successor). There were no material changes in the Company’s ownership interest in Opco during the period.

Equity-Classified Warrants

Presidio Public and Private Placement Warrants

In connection with the Business Combination, the Company assumed 11,666,637 public warrants (“Presidio Public Warrants”) and 220,832 private placement warrants (“Presidio Private Placement Warrants”) previously issued by EQV. Each warrant is exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share. The Presidio Public Warrants become exercisable 30 days following the closing of the Business Combination and expire five years after the closing of the Business Combination or earlier upon redemption or liquidation. As of June 30, 2026, none of the Presidio Public Warrants or Presidio Private Placement Warrants were exercised.

The Company was not obligated to deliver any Class A Common Stock pursuant to the exercise of a warrant and had no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Common Stock underlying the warrants was then effective and a prospectus relating thereto was current and available for use. No warrant was exercised and the Company was not obligated to issue shares of Class A Common Stock upon exercise of a warrant unless the Class A Common Stock issuable upon such warrant exercise had been registered, qualified or deemed to be exempt under the securities laws applicable to the jurisdiction of the registered holder of the warrant.

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

Preferred Investor Warrants

In connection with the issuance of Series A Redeemable Preferred Stock, the Company issued warrants to the Series A Preferred Investors (“Preferred Investor Warrants”) to purchase 937,500 shares of Class A Common Stock with an exercise price of $0.01 per share, subject to adjustments upon events such as stock dividends, stock splits and combinations. The Preferred Investor Warrants become exercisable in two tranches, with 50% exercisable six months following the closing of the Business Combination and the remaining 50% exercisable twelve months following the closing of the Business Combination. Each tranche has a term of exercise equal to five years from the date at which the warrants become exercisable, and they may be exercised for cash or on a cashless basis. The Preferred Investor Warrants were recorded based on a relative fair value allocation of net proceeds received in the issuance of the redeemable preferred stock and warrants. As of June 30, 2026, none of the Preferred Investor Warrants were exercisable.

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

NOTE 10. SHARE-BASED COMPENSATION (SUCCESSOR)

2026 Equity Incentive Plan

In connection with the closing of the Business Combination, the Company adopted the Presidio Production Company 2026 Equity Incentive Plan (the “Plan”). The Plan is designed to align the interests of eligible participants with those of the Company’s stockholders by providing long-term incentive compensation tied to the performance of the Company and its Class A Common Stock. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), stock awards, and cash awards. As of June 30, 2026, only RSUs have been granted under the Plan.

The Plan authorizes the issuance of up to 4,640,654 shares of the Company’s Class A Common Stock, subject to an automatic annual increase on the first day of each calendar year beginning January 1, 2027, and ending and including January 1, 2036, equal to 5.0% of the total number of shares of Class A Common Stock outstanding on the last day of the preceding fiscal year. As of June 30, 2026, 2,430,555 shares of Class A Common Stock remained available for future issuance under the Plan (representing the initial share reserve less aggregate RSUs granted to date, plus any shares returned to the share reserve through forfeitures or tax withholding during the period, if applicable).

Restricted Stock Units

During the period from March 4, 2026 through June 30, 2026 (Successor), the Company granted 2,232,699 RSUs to employees under the Plan, of which 22,600 were forfeited. Each RSU represents the contractual right to receive one share of Class A Common Stock upon vesting and settlement. The RSUs vest in three equal installments on each of the first three anniversaries of the grant date, subject to the participants’ continued service through each applicable vesting date. The grant-date fair value of each RSU is determined based on the closing stock price of the Company’s Class A Common Stock on the grant date. Share-based compensation expense related to RSUs is recognized on a straight-line basis over the three-year requisite service period.

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

The following table summarizes the RSU activity for the period from March 4, 2026 through June 30, 2026 (Successor):

	RSUs	Weighted-average grant date fair value
Unvested as of March 4, 2026	—
Granted	2,232,699	$10.95
Vested and settled	—
Canceled/Forfeited	(22,600)	$10.51
Unvested as June 30, 2026	2,210,099	$10.95

The Company recognized compensation expense for RSUs of $2.2 million and $2.7 million, respectively, for the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor). Share-based compensation expense is recognized in the condensed consolidated statement of operations as a component of G&A.

As of June 30, 2026, unrecognized compensation expense related to unvested RSU awards was $21.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.5 years.

NOTE 11. NET INCOME (LOSS) PER SHARE (SUCCESSOR)

Basic net income (loss) per share for the three months ended June 30, 2026 and the period from March 4, 2026 through June 30, 2026 is calculated by dividing net income (loss) available to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Net income (loss) available to Class A common stockholders excludes net income (loss) attributable to non-controlling interests, dividends on Series A Redeemable Preferred Stock, dividends on Series B Convertible Redeemable Preferred Stock, dividends on unvested RSUs, and allocations of undistributed earning to participating securities. Weighted average shares outstanding includes 937,500 shares underlying the Preferred Investor Warrants as they are issuable for nominal consideration with no contingencies to exercise and excludes 1,851,161 Earnout Shares as they are subject to forfeiture.

Unvested RSUs and Series B Convertible Redeemable Preferred Stock constitute participating securities under ASC 260. For the three months ended June 30, 2026, undistributed earnings were allocated to the participating securities under the two-class method based on their contractual rights to participate in distributions. For the period from March 4, 2026 through June 30, 2026, no losses were allocated to the participating securities under the two-class method as the securities are not contractually obligated to share in losses.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share for the three months ended June 30, 2026 and the period from March 4, 2026 through June 30, 2026 because their inclusion would have been antidilutive:

●	the assumed exchange of EQV Holdings Common Units for Class A Common Stock;

●	the assumed vesting and issuance of Class A Common Stock underlying unvested RSUs;

●	the assumed exercise of Presidio Public Warrants and Presidio Private Warrants for Class A Common Stock;

●	the assumed conversion of Series B Convertible Redeemable Preferred Stock into Class A Common Stock.

The contingently returnable Earnout Shares were also excluded from the diluted net income (loss) per share calculation because the conditions for vesting would not have been satisfied if the reporting period were the end of the contingency period.

The following table summarizes the calculation of basic and diluted net income (loss) per share of Class A Common Stock:

	Successor
	Three Months Ended	March 4, 2026 to
(in thousands, except per share amounts)	June 30, 2026	June 30, 2026
Net income (loss) attributable to Presidio Production Company	$14,425	$(10,994)
Less: Series A redeemable preferred stock dividends	(3,761)	(4,886)
Less: Series B convertible redeemable preferred stock dividends	(275)	(275)
Less: Unvested RSU dividends	(219)	(219)
Less: Allocation to participating securities (two-class method)	(1,141)	—
Net income (loss) available to Class A common stockholders	$9,029	$(16,374)

Weighted average Class A common stock outstanding:
Basic	26,756,317	26,751,925
Diluted	26,756,317	26,751,925

Net income (loss) per Class A common stock
Basic	$0.34	$(0.61)
Diluted	$0.34	$(0.61)

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

Interest income for the three months ended June 30, 2026 (Successor), the period from March 4, 2026 through June 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor) was $0.2 million, $0.2 million and $0.1 million, respectively, and is recorded within Interest expense in the condensed consolidated statements of operations.

Interest income for the three and six months ended June 30, 2025 (Predecessor) was $0.2 million and $0.6 million, respectively, and is recorded within Interest expense in the condensed consolidated statements of operations.

NOTE 13. INCOME TAXES

The Company recognized an income tax expense of $4.0 million for the three months ended June 30, 2026 (Successor) and an income tax benefit of $3.0 million and $0.0 million for the period from March 4, 2026 through June 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), respectively.

The Company recognized an income tax expense of $1.0 million and $1.0 million for the three and six months ended June 30, 2025 (Predecessor), respectively.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The tax effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company’s interim effective tax rate, inclusive of any discrete items, was 20.67% for the period from March 4, 2026 through June 30, 2026 (Successor). The Company’s effective income tax rate differs from the U.S. statutory rate primarily because the income attributable to the non-controlling interest is pass-through income not subject to U.S. federal income tax within the entities included in the Company’s condensed consolidated financial statements.

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

In connection with the Business Combination, the Company recorded an opening deferred tax liability of $2.9 million. The deferred tax liability consists of differences between the Company’s outside basis in its investment in Opco, transaction costs, and the earnout liability. The Company recorded a deferred tax benefit of $3.1 million during the period from March 4, 2026 through June 30, 2026 (Successor), resulting in a deferred tax asset of $0.2 million as of June 30, 2026. As of December 31, 2025, there were no deferred taxes.

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

As of both June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation

In the opinion of management, any claims and legal actions that may arise, or may have arisen in the ordinary course of business will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity based on the information and status of existing claims or actions as of June 30, 2026.

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

On July 1, 2026, Presidio Acquisitions LLC, as borrower (the “Borrower”), and Presidio Intermediate Holding Company II LLC, as a guarantor (“PIHC II”), each a wholly-owned indirect subsidiary of the Company, entered into a Loan and Security Agreement with Goldman Sachs Bank USA (“GS”), as administrative and collateral agent, providing for a senior secured warehouse credit facility with aggregate commitments of up to $1.0 billion (“GS Warehouse”), consisting of an initial $55.0 million closing date loan commitment (fully drawn at closing) and $945.0 million of delayed draw loan commitments available over a two-year period to finance the acquisition of additional qualifying oil and gas assets. Borrowings bear interest, at the borrower’s election, at a base rate or Term SOFR plus an applicable margin that steps up over time, from 3.00% and 2.00% initially to 5.00% and 4.00%, respectively, in later periods. The obligations are guaranteed by certain subsidiaries and secured by first-priority security interests in substantially all assets of the borrower and its guarantor subsidiaries.

On July 1, 2026 and July 21, 2026, the Company completed the acquisition of oil and gas properties located in Oklahoma from various parties pursuant to seven separate purchase and sale agreements dated May 7, 2026. Total consideration paid consisted of approximately $53.1 million in cash and 1,962,240 shares of the Company’s Class A common stock, par value $0.0001 per share. The cash was funded by the closing of the previously announced $1.0 billion GS Warehouse and cash on hand.

On August 11, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.3375 per share of Class A Common Stock, payable on September 14, 2026, to stockholders of record as of August 31, 2026. The holders of Series B Convertible Redeemable Preferred Stock are entitled to a corresponding dividend of $0.3375 per share of Class A Common Stock on an as-converted basis. A corresponding distribution of $0.3375 per Opco Common Unit was declared to holders of Opco Common Units.

On August 7, 2026, the borrowing base under the Citizens RBL was redetermined and decreased from $65.0 million to $60.0 million, available for future draws.

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

Pursuant to the terms of its ABS III Notes and Citizens RBL, the Company is required to employ a hedging strategy in which we, at all times, maintain 24 months in the case of the ABS III Notes and 36 months in the case of the Citizens RBL of commodity hedges in an amount not less than 85% and 75%, respectively, of the projected production of oil, natural gas and NGLs, limiting downside risk from material change in commodity prices. Even so, the remainder of the Company’s unhedged production exposed to commodity price volatility would negatively impact the Company’s results of operations if commodity prices were to decline materially from current levels.

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

Prices for various quantities of oil, natural gas and NGLs that are produced significantly impact revenues and cash flows. The following table summarizes average commodity prices for the periods presented with Henry Hub on a per Mcf basis, and with Mont Belvieu and WTI on a per barrel of oil basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
WTI (per Bbl)	$92.44	$63.95	$82.27	$68.12
Henry Hub (per Mcf)	$2.90	$3.44	$3.98	$3.66
Mont Belvieu (per Bbl)	$32.96	$26.63	$30.05	$35.29

Commodity Prices

WTI Oil Pricing

The average WTI oil price was $92.44 per Bbl for the three months ended June 30, 2026 (Successor), a 45% increase from $63.95 per Bbl for the three months ended June 30, 2025 (Predecessor). Settled derivatives reduced realized oil prices by $30.69 per Bbl in the three months ended June 30, 2026 (Successor), compared to a reduction of $4.51 per Bbl in the three months ended June 30, 2025 (Predecessor).

The average WTI oil price was $82.27 per Bbl for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, a 21% increase from $68.12 per Bbl for the six months ended June 30, 2025 (Predecessor). Settled derivatives reduced realized oil prices by $22.90 per Bbl in the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $8.35 per Bbl in the six months ended June 30, 2025 (Predecessor).

Henry Hub Natural Gas Pricing

The average Henry Hub natural gas price was $2.90 per Mcf for the three months ended June 30, 2026 (Successor), a 16% decrease from $3.44 per Mcf for the three months ended June 30, 2025 (Predecessor). Settled derivatives increased realized gas prices by $3.15 per Mcf in the three months ended June 30, 2026 (Successor), compared to a reduction of $0.53 per Mcf in the three months ended June 30, 2025 (Predecessor).

The average Henry Hub natural gas price was $3.98 per Mcf for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, a 9% increase from $3.66 per Mcf for the six months ended June 30, 2025 (Predecessor). Settled derivatives increased realized gas prices by $0.87 per Mcf in the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $0.47 per Mcf in the six months ended June 30, 2025 (Predecessor).

Mont Belvieu NGLs Pricing

The average Mont Belvieu NGL price was $32.96 per Bbl for the three months ended June 30, 2026 (Successor), a 24% increase from $26.63 per Bbl for the three months ended June 30, 2025 (Predecessor). Settled derivatives reduced realized NGL prices by $9.30 per Bbl in the three months ended June 30, 2026 (Successor), compared to a reduction of $3.75 per Bbl in the three months ended June 30, 2025 (Predecessor).

The average Mont Belvieu NGL price was $30.05 per Bbl for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, a 15% decrease from $35.29 per Bbl for the six months ended June 30, 2025 (Predecessor). Settled derivatives reduced realized NGL prices by $6.74 per Bbl in the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $5.38 per Bbl in the six months ended June 30, 2025 (Predecessor).

Results of Operations

The following tables set forth the results of operations for the three months ended June 30, 2026 (Successor), the period from March 4, 2026 through June 30, 2026 (Successor), the period from January 1, 2026 through March 3, 2026 (Predecessor), and the three and six months ended June 30, 2025 (Predecessor). Average sales prices are derived from accrued accounting data for the relevant period indicated. Due to normal production declines and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Successor	Predecessor	Successor	Predecessor
(dollar amounts in thousands, except for per unit amounts)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	March 4, 2026 to June 30, 2026	January 1, 2026 to March 3, 2026	Six Months Ended June 30, 2025
Net Production:
Oil (MBbl)	325	346	423	197	663
Natural Gas (MMcf)	7,047	6,688	9,161	4,070	13,034
Natural gas liquids (MBbl)	571	551	743	329	1,059
Total Production (MBoe)	2,071	2,012	2,693	1,204	3,894
Average daily production (MBoe/d)	22.8	22.1	22.6	19.4	21.5
Average realized sales price (excluding impact of derivatives settled in cash)
Oil (per Bbl)	$94.38	$59.48	$93.32	$61.00	$64.94
Natural gas (per Mcf)	1.08	1.61	1.06	4.30	2.06
Natural gas liquids (per Bbl)	26.94	19.99	26.66	18.87	22.73
Total (per Boe)	$25.93	$21.05	$25.61	$29.67	$24.12
Average realized sales price (including impact of derivatives settled in cash)
Oil (per Bbl)	$63.69	$54.97	$62.60	$54.90	$56.59
Natural gas (per Mcf) (1)	4.23	1.08	3.29	2.08	1.59
Natural gas liquids (per Bbl)	17.64	16.24	17.44	17.71	17.35
Total (per Boe)	$29.24	$17.50	$25.84	$20.85	$19.67
Sales Revenue
Oil sales	$30,673	$20,580	$39,476	$12,017	$43,062
Natural gas sales	7,645	10,754	9,675	17,497	26,790
Natural gas liquids sales	15,381	11,015	19,806	6,207	24,080
Total oil, natural gas and NGLs sales	$53,699	$42,349	$68,957	$35,721	$93,932
Field services revenue	301	274	388	155	633
Total revenue	$54,000	$42,623	$69,345	$35,876	$94,565
Gain (loss) on settled derivatives
Oil derivatives settled	$(9,975)	$(1,559)	$(12,998)	$(1,201)	$(5,546)
Natural gas derivatives settled	22,144	(3,505)	20,462	(9,039)	(6,086)
Natural gas liquids derivatives settled	(5,308)	(2,066)	(6,845)	(381)	(5,703)
Net gain (loss) on commodity derivative settlements	$6,861	$(7,130)	$619	$(10,621)	$(17,335)

(1)	Includes a one-time realized loss of $2.2 million resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination, incurred in March 2026.

	Successor	Predecessor	Successor	Predecessor
(dollar amounts in thousands, except for per unit amounts)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	March 4, 2026 to June 30, 2026	January 1, 2026 to March 3, 2026	Six Months Ended June 30, 2025
Costs and Expenses (per Boe)
Lease operating expenses	$9.39	$10.06	$9.41	$10.20	$10.06
Production taxes (1)	$1.42	$1.10	$1.47	$1.74	$1.34
Ad valorem taxes	$0.41	$0.68	$0.45	$0.63	$0.68
Depletion, oil and gas properties	$7.31	$3.62	$7.25	$3.55	$3.74
Depreciation and amortization, other property and equipment	$0.41	$0.38	$0.42	$0.56	$0.40
Accretion of asset retirement obligation	$0.56	$0.51	$0.56	$0.53	$0.52
General and administrative (2)	$3.46	$0.59	$3.29	$40.40	$4.54
Acquisition and transaction costs	$0.26	$0.18	$0.29	$5.81	$0.20
Costs of field services revenue	$—	$(0.02)	$—	$0.01	$0.03

(1)	$/Boe is not a useful metric for evaluating taxes.
(2)	Includes share-based compensation expense related to restricted stock units for the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor). Also includes share-based compensation expense associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination for the period from January 1, 2026 through March 3, 2026 (Predecessor) and distributions to Class B unitholders following the sale of certain undeveloped properties for the six months ended June 30, 2025 (Predecessor).

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

Oil, Natural Gas and NGLs Sales

Total oil, natural gas, and NGL revenue for the three months ended June 30, 2026 (Successor) was $53.7 million, a 27% increase from $42.3 million for the three months ended June 30, 2025 (Predecessor). The increase was driven by a 23% increase in average realized sales price (excluding hedges) and a 3% increase in production. Pricing changes included a 59% increase in oil prices and a 35% increase in NGLs prices, offset by a 33% decrease in gas prices. The increase in production was primarily due to the effects of the EQVR Acquisition, offset by natural production declines.

Total oil, natural gas, and NGL revenue for the six months ended June 30, 2026 on a combined Successor and Predecessor basis was $104.7 million, an 11% increase from $93.9 million for the six months ended June 30, 2025 (Predecessor). The increase was driven by an 11% increase in average realized sales price (excluding hedges) and a less than 1% increase in production. Pricing changes included a 28% increase in oil prices and a 7% increase in NGLs prices, offset by a less than 1% decrease in gas prices. The increase in production was primarily due to the effects of the EQVR Acquisition, offset by natural production declines.

Derivative Financial Instruments

The Company recorded the following gain (loss) on derivative financial instruments in the condensed consolidated statement of operations for the periods presented:

	Successor	Predecessor	Successor	Predecessor
(dollar amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	March 4, 2026 to June 30, 2026	January 1, 2026 to March 3, 2026	Six Months Ended June 30, 2025
Net gain (loss) on commodity derivative settlements	$6,861	$(7,130)	$619	$(10,621)	$(17,335)
Gain (loss) on fair value adjustments of unsettled financial instruments	17,962	29,710	(8,961)	(17,284)	21,391
Total commodity derivative gain (loss)	$24,823	$22,580	$(8,342)	$(27,905)	$4,056

For the three months ended June 30, 2026 (Successor), the total gain on derivative financial instruments was $24.8 million, compared to a gain of $22.6 million for the three months ended June 30, 2025 (Predecessor). This included a $18.0 million gain from marking unsettled contracts to fair value, down from an $29.7 million gain in the three months ended June 30, 2025 (Predecessor). Cash gains on settled derivatives were $6.9 million for the three months ended June 30, 2026 (Successor), due to lower market prices for natural gas relative to hedge contract prices partially offset by higher crude oil and NGLs prices as compared to hedge contract prices. Cash losses on settled derivatives were $7.1 million for the three months ended June 30, 2025 (Predecessor), primarily reflecting higher market prices for crude oil, natural gas, and NGLs as compared to hedge contract prices.

For the six months ended June 30, 2026 on a combined Successor and Predecessor basis, the total loss on derivative financial instruments was $36.2 million, compared to a gain of $4.1 million for the six months ended June 30, 2025. This included a $26.2 million loss from marking unsettled contracts to fair value, down from an $21.4 million gain in the six months ended June 30, 2025 (Predecessor). Cash losses on settled derivatives were $10.0 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, due to higher market prices for crude oil and NGLs as compared to hedge contract prices, as well as a $2.2 million realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination, partially offset by lower market prices for natural gas relative to hedge contract market prices. Cash losses on settled derivatives were $17.3 million for the six months ended June 30, 2025 (Predecessor), primarily reflecting higher market prices for crude oil, natural gas, and NGLs as compared to hedge contract prices.

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

Lease Operating Expenses

Lease operating expenses (“LOE”) were $19.5 million for the three months ended June 30, 2026 (Successor), compared to $20.2 million for the three months ended June 30, 2025 (Predecessor). On a per Boe basis, LOE per Boe decreased 7% to $9.39 per Boe for the three months ended June 30, 2026 (Successor), from $10.06 per Boe for the three months ended June 30, 2025 (Predecessor). The decrease in LOE per Boe was primarily driven by the addition of production from the EQVR Acquisition, partially offset by a decline in base production.

LOE were $37.6 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $39.2 million for the six months ended June 30, 2025. On a per Boe basis, LOE per Boe decreased 4% to $9.65 per Boe for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, from $10.06 per Boe for the six months ended June 30, 2025 (Predecessor). The decrease in LOE per Boe was primarily driven by the addition of production from the EQVR Acquisition, partially offset by a decline in base production.

Production Taxes

Production and other taxes are paid on produced oil and natural gas based on rates established by federal, state, or local taxing authorities. In general, production and other taxes paid correlate to changes in oil, natural gas and NGLs revenues. Production taxes are based on the market value of production at the wellheads.

Production taxes totaled $2.9 million ($1.42 per Boe) for the three months ended June 30, 2026 (Successor), compared to $2.2 million ($1.10 per Boe) for the three months ended June 30, 2025 (Predecessor). The increase primarily reflects higher revenues.

Production taxes totaled $6.1 million ($1.56 per Boe) for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $5.2 million ($1.34 per Boe) for the six months ended June 30, 2025 (Predecessor). The increase primarily reflects higher revenues.

Ad Valorem Taxes

The Company’s properties in Oklahoma, Texas and Kansas are also subject to ad valorem taxes in the counties where the production is located. Ad valorem taxes are based on the fair market value of mineral interests for producing wells.

Ad valorem taxes totaled $0.9 million ($0.41 per Boe) for the three months ended June 30, 2026 (Successor), compared to $1.4 million ($0.68 per Boe) for the three months ended June 30, 2025 (Predecessor).

Ad valorem taxes totaled $2.0 million ($0.50 per Boe) for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $2.6 million ($0.68 per Boe) for the six months ended June 30, 2025 (Predecessor).

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) totaled $16.0 million ($7.72 per Boe) for the three months ended June 30, 2026 (Successor), compared to $8.0 million ($4.00 per Boe) for the three months ended June 30, 2025 (Predecessor). The increase was primarily attributable to higher oil and gas properties values resulting from the Business Combination.

DD&A totaled $25.6 million ($6.57 per Boe) for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $16.1 million ($4.14 per Boe) for the six months ended June 30, 2025 (Predecessor). The increase was primarily attributable to higher oil and gas properties values resulting from the Business Combination.

General and Administrative

General and administrative (“G&A”) expense totaled $7.2 million for the three months ended June 30, 2026 (Successor), compared to $1.2 million for the three months ended June 30, 2025 (Predecessor). The increase was driven by $2.2 million of compensation expense related to RSUs and $3.9 million of incremental personnel and other costs since the closing of the Business Combination.

G&A expense totaled $57.5 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $17.7 million for the six months ended June 30, 2025 (Predecessor). The increase was driven by $47.0 million of compensation expense recognized in connection with the accrual of a share-based compensation liability associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination, $2.7 million of compensation expense related to RSUs, and $5.4 million of incremental personnel and other costs since the closing of the Business Combination, which was offset by a $15.0 million PIH Class B unit compensation payout in the prior period.

Acquisition and Transaction Costs

Acquisition and transaction costs totaled $0.5 million for the three months ended June 30, 2026 (Successor), compared to $0.4 million for the three months ended June 30, 2025 (Predecessor). Costs were relatively consistent between periods.

Acquisition and transaction costs totaled $7.8 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $0.8 million for the six months ended June 30, 2025 (Predecessor). The increase was driven primarily by $7.5 million of transaction costs recognized in the combined Successor and Predecessor periods in connection with the Business Combination.

Interest Expense

Interest expense totaled $4.3 million for the three months ended June 30, 2026 (Successor), compared to $6.1 million for the three months ended June 30, 2025 (Predecessor). The decrease reflects the repayments of the principal under the ABS facility, which requires monthly interest and amortization determined by deal-specific metrics, including production volumes, commodity pricing, and operating costs.

Interest expense totaled $9.9 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $12.4 million for the six months ended June 30, 2025 (Predecessor). The decrease reflects the repayments of the principal under the ABS facility, which requires monthly interest and amortization determined by deal-specific metrics, including production volumes, commodity pricing, and operating costs.

Loss on Early Extinguishment of Debt

For the three months ended June 30, 2026 (Successor) and the six months ended June 30, 2026 on a combined Successor and Predecessor basis, we recognized a loss on early extinguishment of debt totaling $4.5 million, related to the loss associated with the redemption of the ABS II Notes in connection with the June 2026 refinancing described in Note 7 – Debt to the condensed consolidated financial statements. We did not recognize any loss on early extinguishment of debt during the three or six months ended June 30, 2025 (Predecessor).

Non-GAAP Financial Measures

Adjusted EBITDA

We include in this report the supplemental non-GAAP financial performance measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP. We define Adjusted EBITDA as net income (loss) before (1) interest expense, net, (2) depreciation, depletion, amortization and accretion, (3) unrealized loss (gain) on derivative instruments, (4) non-cash share-based compensation, (5) non-recurring compensation expense related to our Class B Units, (6) (gain) loss on sale of assets, net, (7) loss on ARO liabilities, (8) change in fair value of earnout liability, (9) loss on early extinguishment of debt, (10) income tax expense (benefit), (11) acquisition and transaction costs, and (12) certain non-recurring costs.

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

	Successor	Predecessor	Successor	Predecessor
(dollar amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	March 4, 2026 to June 30, 2026	January 1, 2026 to March 3, 2026	Six Months Ended June 30, 2025
Net Income (Loss) (GAAP)	$15,479	$24,472	$(11,487)	$(71,339)	$6,920
Depletion, oil and gas properties	15,130	7,283	19,535	4,276	14,564
Depreciation of other property and equipment	859	759	1,122	673	1,549
Accretion of asset retirement obligation	1,150	1,027	1,518	643	2,035
Gain from sale of assets	(158)	(894)	(188)	(816)	(5,793)
Loss on ARO liabilities	—	368	149	—	700
Unrealized (gain) loss from derivative transactions	(17,962)	(29,710)	8,961	17,284	(21,391)
Change in fair value of earnout liability	2,972	—	2,876	—	—
Loss on early extinguishment of debt	4,475	—	4,475	—	—
Share-based compensation (1)	2,219	—	2,653	46,982	15,000
Acquisition and transaction costs	544	353	768	6,993	775
Interest expense	4,286	6,115	6,001	3,920	12,434
Non-recurring cost (2)	221	—	2,406	—	—
Income tax expense (benefit)	3,961	962	(2,993)	—	962
Adjusted EBITDA	$33,176	$10,735	$35,796	$8,616	$27,755
Realized (gain) loss from derivative transactions (3)	(6,861)	7,130	(2,803)	10,621	17,335
Adjusted Unhedged EBITDA	$26,315	$17,865	$32,993	$19,237	$45,090

(1)	Includes share-based compensation expense related to restricted stock units for the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor). Also includes share-based compensation expense associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination for the period from January 1, 2026 through March 3, 2026 (Predecessor) and distributions to Class B unitholders following the sale of certain undeveloped properties for the six months ended June 30, 2025 (Predecessor).
(2)	Includes a one-time realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination for the period from March 4, 2026 through June 30, 2026 (Successor). Includes a one-time severance fees for the three months ended June 30, 2026 (Successor) and the period from March 4, 2026 through June 30, 2026 (Successor).
(3)	Excludes a one-time realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination for the Successor period from March 4, 2026 through June 30, 2026. There were no one-time adjustments for the three months ended June 30, 2026 (Successor).

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

On March 4, 2026, the Company entered into a Reserve Based Lending instrument with Citizens Bank secured by its WAB assets (“Citizens RBL”). The facility provides additional liquidity with an initial borrowing base of $65.0 million, aggregate maximum credit amounts of $500.0 million, and matures on March 4, 2030. As of June 30, 2026, the Citizens RBL had no outstanding borrowings, following the Company’s repayment in full of the $37.0 million then-outstanding balance on June 9, 2026 in connection with the refinancing described below. This RBL supplements the Company’s existing sources of liquidity and further supports management’s assessment that the Company will be able to satisfy working capital requirements, debt service obligations, and planned capital investments during the look-forward period. However, the Company’s ability to satisfy working capital requirements, debt service obligations, and planned capital investments will ultimately depend on future operating performance, which is subject to prevailing economic conditions in the oil and natural gas industry and other factors beyond management’s control.

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

As of June 30, 2026, the Company had cash and cash equivalents of $42.3 million in addition to $11.3 million held in restricted cash required as part of its ABS securitized debt to fund interest payments. As of December 31, 2025, the Company had cash and cash equivalents of $4.1 million and restricted cash of $11.2 million.

Capital expenditures totaled $0.6 million for the three months ended June 30, 2026 (Successor), compared to $0.7 million in the three months ended June 30, 2025 (Predecessor). Capital expenditures totaled $1.3 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, compared to $1.3 million in the six months ended June 30, 2025 (Predecessor). Capital expenditures primarily related to operated capital workovers and non-operated asset capital projects. The Company expects to meet its capital expenditure needs for the foreseeable future through operating cash flow and existing cash and cash equivalents.

Future capital requirements will depend on several factors, including the Company’s growth trajectory, acquisition activity, and other strategic considerations.

Debt Facilities and Covenant Compliance

On June 9, 2026, the Company redeemed in full its ABS II Notes for a total of $263.3 million, and issued $350.0 million in ABS III Notes with a final scheduled payment date in 2041 and a weighted-average coupon of 6.31%. Net proceeds from the ABS III Notes were used to redeem the ABS II Notes in full, repay the outstanding balance under the Citizens RBL, fund derivative contract modifications, pay transaction costs, and for general corporate purposes.

We believe this refinancing extends our debt maturity profile, diversifies our note-holder base, and provides additional liquidity to support our capital program. As a result of the refinancing, we recognized a loss on early extinguishment of debt of $4.5 million for the three months ended June 30, 2026 (Successor) and the six months ended June 30, 2026 on a combined Successor and Predecessor basis. See Note 7 – Debt for further discussion.

At June 30, 2026, outstanding borrowings under the ABS III Notes totaled $348.1 million, and $2.0 million was drawn on the Trail Dust advancing term loan. The Citizens RBL was repaid in full on June 9, 2026 in connection with the refinancing described above; the facility remained open, with the full $65.0 million borrowing base available for future draws as of June 30, 2026.

At June 30, 2026, we were in compliance with all covenants under the ABS III Notes, the Citizens RBL, and the Trail Dust loan.

At December 31, 2025, outstanding borrowings under the ABS II Notes totaled $266.9 million, and $2.3 million was outstanding under the Trail Dust advancing term loan. Additionally, $3.5 million was drawn on the WAB RBL revolving credit facility, which was established during the third quarter of 2025. At December 31, 2025, we were in compliance with all covenants under the ABS II Notes, Trail Dust loan and the credit facilities.

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

Cash Flows

Our cash flows for the six months ended June 30, 2026 and 2025:

	Successor	Predecessor
(dollar amounts in thousands)	March 4, 2026 to June 30, 2026	January 1, 2026 to March 3, 2026	Six Months Ended June 30, 2025
Net cash provided by (used in) operating activities	$(97,916)	$5,202	$(1,316)
Net cash provided by (used in) investing activities	(139,506)	(168)	3,949
Net cash provided by (used in) financing activities	275,927	(1,398)	(84,760)
Net change in cash, cash equivalents, and restricted cash	$38,505	$3,636	$(82,127)

Operating Activities

Net cash used in operating activities increased $91.4 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, as compared to the six months ended June 30, 2025 (Predecessor), primarily due to $92.8 million paid for a derivative contract modification, $23.7 million paid for transaction expenses, partially offset by $15.0 million in incentive compensation payments to Class B unitholders and $7.3 million of higher derivative payments in the prior period.

Investing Activities

Net cash used in investing activities increased by $143.6 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, as compared to the six months ended June 30, 2025 (Predecessor), primarily due to $145.5 million in cash paid for acquisitions pursuant to the Business Combination, net of cash acquired, offset by more proceeds received from asset divestitures totaling $8.0 million in the first six months of 2026 compared to proceeds received from asset divestitures of $5.8 million in the same period for 2025.

Financing Activities

Net cash provided by financing activities increased by $359.3 million for the six months ended June 30, 2026 on a combined Successor and Predecessor basis, as compared to the six months ended June 30, 2025 (Predecessor). The increase was primarily due to $226.6 million of net proceeds from the common and preferred equity financings, net of deferred issuance costs, and $34.4 million in borrowings under the new Citizens RBL, net of debt issuance costs, in connection with the Business Combination, and $341.4 million in proceeds, net of issuance costs, from the issuance of the ABS III Notes, combined with a $60.0 million member distribution during the six months ended June 30, 2025 (Predecessor). The proceeds of the issuance of the ABS III Notes were partially offset by $262.5 million used to redeem the ABS II Notes and $37.0 million used to repay the outstanding balance under the Citizens RBL in connection with the June 2026 refinancing.

Known Contractual and Other Obligations

Contractual Obligations and Contingent Liabilities and Commitments

The Company has various contractual obligations arising in the normal course of operations and financing activities. These include commitments under the ABS III Notes and Citizens RBL, which require periodic principal and interest payments (see Note 7 of the notes to the condensed consolidated financial statements). Presidio also has contractual obligations that may result in payments upon settlement of commodity derivative contracts (see Note 4 of the notes to the condensed consolidated financial statements). Additionally, the Company maintains both short-term and long-term lease obligations, primarily related to vehicle leases and office facilities.

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

There have been no changes to our significant accounting policies and critical accounting estimates as of June 30, 2026 except as follows.

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

	Successor		Predecessor
	June 30, 2026		December 31, 2025
(dollar amounts in thousands)	Borrowings	Interest Rate (1)	Borrowings	Interest Rate (1)
ABS III Notes	$348,117	5.9%-6.7%	—	—
ABS II Notes (2)	—	—	$266,892	7.8% – 8.4%
WAB RBL (3)	—	—	$3,500	7.3%
Citizens RBL (4)	$—	7.3% - 9.3%	$—	—
Trail Dust Loan	$2,013	7.3%	$2,266	7.3%

(1)	The interest rate on the ABS III Notes, ABS II Notes, and Trail Dust Loan represents the weighted average fixed rate of the notes. The interest rates presented for the WAB RBL and Citizens RBL represent the floating rate in effect as of the balance sheet date for each column presented — June 30, 2026 for the Successor column and December 31, 2025 for the Predecessor column.
(2)	The ABS II Notes were redeemed in full on June 9, 2026 in connection with the Company’s June 2026 debt refinancing. See Note 7 – Debt.
(3)	The WAB RBL was assumed by the Company in connection with the Business Combination and settled in full on March 4, 2026. See Note 7 – Debt.
(4)	The Citizens RBL had no outstanding balance as of June 30, 2026, following the repayment described in Note 7 – Debt; the rate presented reflects the facility’s contracted rate structure, which remains in effect as the facility remains open with its full $65.0 million borrowing base available.

The ABS III Notes and Trail Dust Loan are fixed-rate instruments and therefore not exposed to market interest rate fluctuations, whereas the WAB RBL and Citizens RBL credit facilities bear interest at floating rates. A hypothetical 100 basis point change in interest rates to the credit facilities would result in an annual change to interest expense as illustrated below:

	Successor	Predecessor
(dollar amounts in thousands)	June 30, 2026	December 31, 2025
+100 Basis Points	$—	$58
-100 Basis Points	$—	$(58)

The Company strives to maintain a prudent balance of floating and fixed-rate borrowing exposure, particularly during uncertain market conditions. As part of its risk mitigation strategy, the Company may enter into swap arrangements to adjust its exposure to floating or fixed interest rates, depending on changes in the composition of borrowings in its portfolio. Consequently, the total principal hedged through the use of derivative financial instruments may vary from period to period. For additional information regarding the ABS III Notes, ABS II Notes, WAB RBL, Citizens RBL and Trail Dust Loan, refer to Note 7 — Debt.

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

To mitigate the risk of fluctuations in commodity prices, the Company enters into derivative financial instruments, primarily fixed-price swaps. Under the terms of our ABS debt agreements, we are required to hedge a significant portion of our forecasted production volumes, including at least 85% of oil production for five years, 85% of natural gas production for seven years, and 85% of NGLs production for three years, with an additional requirement to hedge 75% of projected NGLs production for the two-year period thereafter. The new Citizens Bank credit facility (see Note 7) also includes certain hedging requirements in which we, at all times, maintain 36 months of commodity hedges in an amount not less than 75% of the projected production of oil, natural gas and NGLs. These hedges reduce, but do not eliminate, exposure to commodity price volatility and may also limit the benefits we receive from price increases.

By removing price volatility from a substantial portion of our expected production through 2032, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows. For additional information regarding derivative financial instruments, refer to Note 4 — Derivative Financial Instruments.

Credit and Counterparty Risk

The Company is exposed to credit and counterparty risk from the sale of its oil, natural gas and NGLs production. Accounts receivable, oil and natural gas represent amounts due from purchasers of these commodities, and their collectability depends on the financial condition of each customer. The Company evaluates the financial condition of customers before extending credit and generally does not require collateral. As of June 30, 2026 three customers each accounted for more than 10% of the Company’s commodity revenues, and a similar concentration existed in receivable balances at period end. As of December 31, 2025, four customers each accounted for more than 10% of the Company’s commodity revenues, and a similar concentration existed in receivable balances at period end. No other customer accounted for more than 10% of total accounts receivable, oil and natural gas in either period.

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

Collateral Risk

As of June 30, 2026, and December 31, 2025, the Company has pledged substantially all of its upstream oil and natural gas properties, along with certain midstream assets, to secure borrowings under its debt instruments. The fair value of the collateral is based on reserve estimates prepared by an independent petroleum engineering firm, which utilize estimated future cash flows discounted at 10% and commodity futures pricing. These pledged assets secure repayment obligations under the Company’s ABS III Notes, Citizens RBL and Trail Dust Loan.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, we did not issue any unregistered securities that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., Prometheus PubCo Merger Sub Inc., Prometheus Holdings LLC, Prometheus Merger Sub LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 2.1 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
3.1	Amended and Restated Certificate of Incorporation of Presidio Production Company (incorporated by reference to Exhibit 3.1 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.2	Amended and Restated Bylaws of Presidio Production Company (incorporated by reference to Exhibit 3.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.3	Amended and Restated Limited Liability Company Agreement of Prometheus Holdings LLC (incorporated by reference to Exhibit 3.3 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 3.4 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Perpetual Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
4.1	Warrant Agreement, dated August 6, 2024, between EQV Ventures Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 8, 2024).
4.2	Assignment, Assumption and Amendment Agreement, by and among Presidio Production Company, EQV Ventures Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
4.3	Second Amended and Restated Indenture, dated June 9, 2026, by and among Presidio Finance LLC, as Issuer, Presidio Finance Nominee Corp., and UMB Bank, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.1 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on June 9, 2026).
4.4	Series 2026-1 Supplement, dated June 9, 2026, by and among Presidio Finance LLC, as Issuer, Presidio Finance Nominee Corp., and UMB Bank, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on June 9, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
+	Certain schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO PRODUCTION COMPANY

Date: August 12, 2026	By:	/s/ Will Ulrich
	Name:	Will Ulrich
	Title:	Chairman, Co-Chief Executive Officer and Director
(principal executive officer)

Date: August 12, 2026	By:	/s/ Chris Hammack
	Name:	Chris Hammack
	Title:	Co-Chief Executive Officer and Director
(principal executive officer)

Date: August 12, 2026	By:	/s/ John Brawley
	Name:	John Brawley
	Title:	Chief Financial Officer (principal financial officer)