Form 10-Q
period 2026-09-30
PRESIDIO PRODUCTION Co
filed 2026-11-13
CIK 2083125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 6, 2026, 29,825,480 shares of Class A common stock, $0.0001 par value per share, and 1,673,757 shares of Class B common stock, $0.0001 par value per share, were issued and outstanding.

PRESIDIO PRODUCTION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, our ability to make share repurchases, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements indicated in our proxy statement/prospectus contained in our Registration Statement on Form S-4 (File No. 333-290090), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on September 8, 2025, as subsequently amended and declared effective by the SEC on January 30, 2026 (the “Proxy Statement/Prospectus”), and in this Quarterly Report. There are a number of important factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements, which include, but are not limited to:

●	oil, natural gas and natural gas liquids (“NGL”) prices;

●	our ability to successfully execute our business strategy;

●	our ability to recognize the anticipated benefits of our recent acquisitions and any future acquisitions;

●	the timing and amount of our future production of oil, natural gas and NGLs, including the declining rates of our oil and gas properties;

●	the accuracy of our estimated proved reserves;

●	our ability to achieve or maintain certain financial and operational metrics;

●	our drilling prospects, inventories, projects and programs;

●	the impact of actions taken by the OPEC and other allied countries (collectively known as “OPEC+”) as it pertains to the global supply and demand of, and prices for, oil, natural gas and NGLs;

●	the impact of armed conflict, political instability or civil unrest in oil and gas producing regions, including instability in the Middle East and the conflict between Russia and Ukraine, and the related potential effects on laws and regulations, or the imposition of economic or trade sanctions;

●	our ability to replace the reserves we produce through drilling and property acquisitions;

●	our ability to execute our financial strategy, including successfully managing our leverage, liquidity and capital required for our development program;

●	the progression and outcome of our pending legal matters;

●	our ability to comply with environmental, health and safety laws, regulations and obligations;

●	our ability to achieve superior price differentials;

●	our ability to successfully deploy our hedging strategy;

●	our ability and the ability of our competition to comply with existing and new government regulations;

●	our ability to obtain permits and governmental approvals;

●	our marketing of oil, natural gas and NGLs;

●	our ability to successfully identify, acquire and integrate leaseholds or businesses to replace our reserves;

●	our costs of developing our properties;

●	general global political and economic conditions, including changes in interest rates and associated Federal Reserve policies and the impact of inflation on our business;

●	changes in tariffs, trade policy, trade barriers, price and exchange controls and other regulatory requirements;

●	credit markets;

●	uncertainty regarding our future operating results, including our ability to pay future dividends;

●	our plans, objectives, expectations and intentions contained in this Quarterly Report; and

●	the other risks described herein and in our other filings with the Securities and Exchange Commission.

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

v

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par values and share data)

	Successor	Predecessor
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$37,436	$4,119
Restricted cash	13,781	11,222
Accounts receivable, oil and gas	22,567	16,666
Accounts receivable, joint interest owners	11,186	11,815
Derivative assets - current	48,457	—
Hedge receivable	7,117	—
Prepaid expenses and other current assets	2,376	1,927
Total current assets	142,920	45,749
Oil and natural gas properties, successful efforts	779,452	529,096
Less accumulated depletion, depreciation, and amortization	(35,464)	(204,639)
Total oil and natural gas properties, net	743,988	324,457
Other property and equipment, net	4,271	5,457
Derivative assets - noncurrent	176	—
Right-of-use assets	3,464	135
Deferred tax assets - noncurrent	14,093	—
Other noncurrent assets	4,819	2,119
Total assets	$913,731	$377,917
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY / MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$14,148	$13,174
Production taxes payable	5,556	3,188
Revenue and royalties payable	32,760	20,223
Derivative liabilities - current	25,974	7,465
Hedge payable	8,881	4,532
Current portion of long-term debt	37,844	45,363
Lease liabilities, current	367	144
Related party payable	—	1,383
Other current liabilities	22,919	23,032
Total current liabilities	148,449	118,504
Long-term debt, net	355,316	225,143
Asset retirement obligations	82,485	59,519
Lease liabilities	3,233	—
Derivative liabilities - noncurrent	34,247	6,734
Earnout liability	13,241	—
Total liabilities	636,971	409,900
Commitments and Contingencies (Note 15)
Series A redeemable preferred stock, $0.0001 par value; 50,000,000 total shares authorized for all preferred stock series, 126,628 shares issued and outstanding as of September 30, 2026	113,389	—
Series B convertible redeemable preferred stock, $0.0001 par value; 50,000,000 total shares authorized for all preferred stock series, 27,173 shares issued and outstanding as of September 30, 2026	24,701	—
Stockholders’ equity / members’ deficit
Members’ deficit	—	(31,983)
Class A common stock, $0.0001 par value; 1,500,000,000 shares authorized, 29,825,480 shares issued and outstanding as of September 30, 2026	3	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 1,673,757 shares issued and outstanding as of September 30, 2026	—	—
Additional paid-in capital	219,048	—
Accumulated deficit	(93,695)	—
Total stockholders’ equity attributable to Presidio Production Company / members’ deficit	125,356	(31,983)
Non-controlling interest	13,314	—
Total stockholders’ equity / members’ deficit	138,670	(31,983)
Total liabilities, redeemable preferred stock and stockholders’ equity / members’ deficit	$913,731	$377,917

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 4, 2026 to	January 1, 2026	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	to March 3, 2026	September 30, 2025
Revenues:
Oil sales	$26,183	$21,435	$65,659	$12,017	$64,497
Natural gas sales	12,088	10,008	21,763	17,497	36,798
Natural gas liquids sales	18,755	11,280	38,561	6,207	35,360
Field services revenue	305	213	693	155	846
Total revenues	57,331	42,936	126,676	35,876	137,501
Operating expenses:
Lease operating expenses	21,881	18,015	47,227	12,277	57,214
Production taxes	3,513	2,550	7,481	2,098	7,753
Ad valorem taxes	1,283	1,141	2,491	758	3,784
Depletion, oil and gas properties	15,929	7,226	35,464	4,276	21,790
Depreciation and amortization, other property and equipment	616	851	1,738	673	2,400
Accretion of asset retirement obligation	1,199	1,044	2,717	643	3,079
General and administrative	8,532	1,048	17,396	48,649	18,749
Acquisition and transaction costs	3,817	592	4,585	6,993	1,367
Cost of field services revenue	—	4	4	9	140
Loss (gain) on sale of assets	5	(948)	(183)	(816)	(6,741)
Total operating expenses	56,775	31,523	118,920	75,560	109,535
Income (loss) from operations	556	11,413	7,756	(39,684)	27,966
Other income (expense):
Gain (loss) on commodity derivatives	(62,204)	11,516	(70,546)	(27,905)	15,572
Change in fair value of earnout liability	4,531	—	1,655	—	—
Loss on early extinguishment of debt	—	—	(4,475)	—	—
Interest expense	(7,576)	(6,059)	(13,577)	(3,920)	(18,493)
Other income (expense)	182	134	196	170	(159)
Total other income (expense)	(65,067)	5,591	(86,747)	(31,655)	(3,080)
Net income (loss) before income taxes	(64,511)	17,004	(78,991)	(71,339)	24,886
Income tax benefit (expense)	13,784	(28)	16,777	—	(990)
Net income (loss)	(50,727)	16,976	(62,214)	(71,339)	23,896
Net loss attributable to non-controlling interests	(4,340)	—	(4,833)	—	—
Net income (loss) attributable to Presidio Production Company	$(46,387)	$16,976	$(57,381)	$(71,339)	$23,896

Net loss per Class A common stock:
Basic	$(1.80)		$(2.47)
Diluted	$(1.80)		$(2.47)

Weighted average Class A common stock outstanding:
Basic	28,751,538		27,623,895
Diluted	28,751,538		27,623,895

Net income (loss) per PIH Class A unit, basic and diluted		$146.63		$(616.17)	$206.39
Weighted average PIH Class A units outstanding, basic and diluted		115,778		115,778	115,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’/Members’ Equity (Deficit) (Unaudited)

(in thousands)

Predecessor	Members’ Deficit
Balance at December 31, 2024	$(27,858)
Capital distributions	(60,000)
Net loss	(17,552)
Balance at March 31, 2025	$(105,410)
Capital distributions	—
Net income	24,472
Balance at June 30, 2025	$(80,938)
Capital distributions	—
Net income	16,976
Balance at September 30, 2025	$(63,962)

Balance at December 31, 2025	$(31,983)
Net loss	(71,339)
Balance at March 3, 2026	$(103,322)

											Total
	Redeemable Preferred Stock										Stockholders’
	Series A		Series B Convertible								Equity Attributable
	Redeemable		Redeemable		Class A		Class B		Additional		to Presidio	Non-	Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Production	controlling	Stockholders’
Successor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Company	Interest	Equity
Balance at March 4, 2026	—	$—	—	$—	—	$—	—	$—	$—	$(13,085)	$(13,085)	$—	$(13,085)
Conversion of Class A ordinary shares and Class B ordinary shares into Class A common stock					7,794,445	1			15,084		15,085		15,085
Reclassification of Class B ordinary shares subject to earnout arrangement					1,851,161	—			(14,896)		(14,896)		(14,896)
Deferred tax effects of earnout arrangement									3,325		3,325		3,325
Issuance of equity consideration in Business Combination					1,717,391	—	1,000,658		18,749		18,749	10,925	29,674
Issuance of Class A and Class B common stock in settlement of PIH share-based compensation liability					3,551,594	1	676,172		38,775		38,776	7,382	46,158
Issuance of equity consideration in EQVR Acquisition					3,422,260	—			37,363		37,363		37,363
Issuance of Series A redeemable preferred stock and warrants, net of issuance costs and discounts	125,000	110,494							9,149		9,149		9,149
Preferred dividends attributable to Series A redeemable preferred stock		375								(1,125)	(1,125)		(1,125)
Issuance of Series B convertible redeemable preferred stock, net of issuance costs and discounts			27,173	24,701							—		—
Excise tax imposed on common stock redemptions									(1,303)		(1,303)		(1,303)
Issuance of Class A common stock in connection with PIPE financing, net of issuance costs					9,315,217	1			82,250		82,251		82,251
Share-based compensation									434		434		434
Net loss										(25,419)	(25,419)	(1,547)	(26,966)
Balance at March 31, 2026	125,000	$110,869	27,173	$24,701	27,652,068	$3	1,676,830	$—	$188,930	$(39,629)	$149,304	$16,760	$166,064
Class A dividends and dividend reinvestment program shares					34,677	—			375	(2,612)	(2,237)		(2,237)
Dividends attributable to Preferred Investor Warrants										(95)	(95)		(95)
Preferred dividends attributable to Series B redeemable preferred stock										(275)	(275)		(275)
Paid-in-kind preferred dividends issued attributable to Series A redeemable preferred stock	375										—		—
Preferred dividends attributable to Series A redeemable preferred stock		1,254								(3,761)	(3,761)		(3,761)
Dividend equivalents on restricted stock units, net of forfeitures										(219)	(219)		(219)
Distributions to non-controlling interests												(170)	(170)
Share-based compensation									2,219		2,219		2,219
Net income										14,425	14,425	1,054	15,479
Balance at June 30, 2026	125,375	$112,123	27,173	$24,701	27,686,745	$3	1,676,830	$—	$191,524	$(32,166)	$159,361	$17,644	$177,005
Exercise of public and private placement warrants, net of tax					66	—			—		—		—
Exercise of preferred warrants, net of tax					56,250	—			11		11	(13)	(2)
Conversion of Class B common stock to Class A common stock, net of tax					3,073	—	(3,073)	—	45		45	(37)	8
Issuance of equity consideration in Arkoma Acquisition					1,962,240	—			23,564		23,564	576	24,140
Class A dividends and dividend reinvestment program shares, net of tax					117,106	—			1,223	(9,383)	(8,160)	49	(8,111)
Dividends attributable to Preferred Investor Warrants										(316)	(316)		(316)
Preferred dividends attributable to Series B redeemable preferred stock										(917)	(917)		(917)
Paid-in-kind preferred dividends issued attributable to Series A redeemable preferred stock	1,253										—		—
Preferred dividends attributable to Series A redeemable preferred stock		1,266								(3,799)	(3,799)		(3,799)
Dividend equivalents on restricted stock units, net of forfeitures										(727)	(727)		(727)
Distributions to non-controlling interests											—	(565)	(565)
Excise tax imposed on common stock redemptions									269		269		269
Share-based compensation									2,412		2,412		2,412
Net loss										(46,387)	(46,387)	(4,340)	(50,727)
Balance at September 30, 2026	126,628	$113,389	27,173	$24,701	29,825,480	$3	1,673,757	$—	$219,048	$(93,695)	$125,356	$13,314	$138,670

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRESIDIO PRODUCTION COMPANY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026	Nine Months Ended
	September 30, 2026	to March 3, 2026	September 30, 2025

Cash flows from operating activities:
Net (loss) income	$(62,214)	$(71,339)	$23,896
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depletion, oil and gas properties	35,464	4,276	21,790
Depreciation and amortization, other property and equipment	1,738	673	2,400
Accretion of asset retirement obligation	2,717	643	3,079
Settlement of asset retirement obligation liabilities	(846)	—	(755)
Deferred tax benefit	(16,857)	—	—
Amortization of debt issuance costs	731	273	1,291
Amortization of debt premiums	(1,116)	—	—
Loss on early extinguishment of debt	4,475	—	—
Loss (gain) on commodity derivatives	70,546	27,905	(15,572)
Net settlements of commodity derivatives	4,877	(10,621)	(23,187)
Cash paid for modification of derivative contracts, net of realized loss	(92,816)	—	—
Share-based compensation expense	5,065	46,982	—
Change in fair value of earnout liability	(1,655)	—	—
Reduction of operating lease liabilities	542	—	(4)
Gain on sale of assets	(183)	(816)	(6,741)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	7,601	(5,573)	7,811
Hedge receivable	(7,117)	—	—
Hedge payable	(1,781)	6,090	(2,986)
Prepaid expenses and other current assets	(615)	38	(671)
Other noncurrent assets	(396)	22	(513)
Accounts payable	6,027	(6,657)	(1,542)
Related party payable	(1,383)	—	—
Other current liabilities	(31,684)	13,306	(2,465)
Net cash provided by (used in) operating activities	(78,880)	5,202	5,831
Cash flows from investing activities:
Capital expenditures for oil and natural gas properties	(1,164)	(553)	(1,553)
Purchases of other property and equipment	(1,124)	(431)	(1,565)
Proceeds from sale of assets	9,254	816	6,741
Acquisitions, net of cash acquired	(203,855)	—	—
Net cash provided by (used in) investing activities	(196,889)	(168)	3,623
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in connection with PIPE financing, net of issuance costs	82,251	—	—
Proceeds from issuance of Series A redeemable preferred stock and warrants, net of issuance costs and discounts	119,643	—	—
Proceeds from issuance of Series B convertible redeemable preferred stock, net of issuance costs and discounts	24,701	—	—
Proceeds from exercise of warrants	1	—	—
Payments of dividends	(15,219)	—	—
Payments of dividend equivalents	(966)	—	—
Proceeds from long-term debt	442,000	4,000	2,785
Repayments of long-term debt	(326,942)	(5,191)	(34,376)
Payments of debt issuance costs	(12,002)	(9)	(52)
Payments on finance lease liabilities	(571)	(198)	(604)
Cash settlement of PIH share-based compensation liability	(265)	—	—
Distributions to non-controlling interests	(735)	—	—
Member distributions	—	—	(60,000)
Net cash provided by (used in) financing activities	311,896	(1,398)	(92,247)
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,127	3,636	(82,793)
Cash, cash equivalents, and restricted cash at beginning of period	15,090	15,341	102,287
Cash, cash equivalents, and restricted cash at end of period	$51,217	$18,977	$19,494

Supplemental cash flow information:
Cash paid for interest	$12,616	$3,721	$18,227
Stock issued for acquisitions	$91,868	$—	$—
Satisfaction of liability-classified share-based payment awards	$46,982	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,546	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$42	$183

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

In connection with the Business Combination, a portion of EQV shares were exchanged for cash from shareholders who elected to execute their redemption right. The remaining EQV shares were exchanged for newly issued shares of Presidio Class A common stock (“Class A Common Stock”). The EQV public and private placement warrants were assumed by the Company and exchanged for warrants exercisable for Class A Common Stock (“Presidio Public and Private Placement Warrants”). Refer to Note 10 — Redeemable Preferred Stock and Stockholders’ Equity (Successor) for further discussion on the Presidio Public and Private Placement Warrants. Additionally, pursuant to the Rollover Agreements dated August 5, 2025, certain unitholders of PIH (“PIH Rollover Holders”) exchanged their outstanding equity interests in PIH for EQV Holdings common units (“Opco Common Units”) and an equal number of newly issued shares of Presidio Class B common stock (“Class B Common Stock”). The owners of Opco other than the Company are considered non-controlling interests in the accompanying condensed consolidated financial statements. Refer to Note 3 — Business Combinations for further discussion on the Business Combination.

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

Description of Business

Presidio is an independent oil and natural gas company engaged in oil and gas exploration and production, with operations concentrated across the Western Anadarko Basin of Texas, Oklahoma, and Kansas and the Arkoma Basin of Oklahoma. The Company’s strategy is centered on acquiring existing producing assets and applying engineering expertise and Artificial Intelligence (“AI”) data driven analytics to enhance performance and extend asset life.

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

In connection with the Business Combination, a total of 33,581,540 EQV Class A ordinary shares (“Class A Ordinary Shares”) for an aggregate redemption amount of $357.1 million were redeemed from the Trust Account. As a result of these redemptions of common stock, the Company recognized an estimated liability for the excise tax of $1.0 million, included in other current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2026 (Successor) pursuant to the 1% excise tax under the IR Act partially offset by issuance of common and preferred stock subsequent to the redemptions. The liability does not impact the condensed consolidated statements of operations and is recognized as a reduction of additional paid-in-capital.

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

The condensed consolidated financial statements include a Predecessor period, which was the period from January 1, 2026 through March 3, 2026, concurrent with completion of the Business Combination and Successor period from March 4, 2026 through September 30, 2026. As a result of the Business Combination and EQVR Acquisition, the results of operations, financial position and cash flows of the Predecessor and Successor may not be directly comparable. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods as the Business Combination resulted in a new basis of accounting for PIH.

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

Non-controlling Interest

The non-controlling interest percentage may be affected by the issuance of shares of Class A Common Stock, repurchases or cancellation of Class A Common Stock, the exchange of Class B Common Stock and the redemption of Common Units (and concurrent cancellation of Class B Common Stock), among other things. The percentage is based on the proportionate number of Opco Common Units held by PIH Rollover Holders relative to the total Common Units outstanding. As of September 30, 2026, the Company owned 29,825,480 Opco Common Units, representing a 94.7% interest in the Opco, and PIH Rollover Holders owned 1,673,757 Common Units, representing the remaining 5.3% interest.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Restricted Cash

At the closing date of the ABS III securitization transaction (see Note 8 — Debt), the Company was required to deposit an additional $0.8 million into a separate liquidity reserve account. At each note payment date, a portion of the liquidity reserve account balance is used to fund the priority of payments as required by the securitized note agreements as long as the balance exceeds the expected note interest for the six payment dates following such payment date for controlling securities, and senior transaction fees. The account is also used to fund the required principal and interest payments associated with the ABS III debt if available funds are insufficient. Following the payment in full of the aggregate outstanding amount of the Notes and of all other amounts owed, any amount remaining on deposit in the liquidity reserve account shall be distributed back to the Company.

At the closing date of the Goldman Sachs senior secured warehouse credit facility (see Note 8 — Debt), the Company was required to deposit $2.2 million into a separate debt service reserve account. At each monthly payment date, the Company is required to maintain a balance in the debt service reserve account equal to the expected interest and senior administrative, management, and general and administrative expenses payable under the facility’s priority of payments for the succeeding six months. The account is funded in connection with each borrowing under the senior secured warehouse credit facility and is replenished through the priority of payments to the extent the balance falls below the required amount. The account is used to fund senior expenses, ordinary course hedge settlement payments, and interest payments associated with the senior secured warehouse credit facility if available funds are insufficient. On each payment date, any balance in excess of the required amount is transferred to the facility’s collection account and applied in accordance with the priority of payments, including, subject to certain conditions, distribution to the Company. The debt service reserve account is pledged as collateral until all obligations under the loan agreement are repaid in full.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Successor	Predecessor
(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$37,436	$4,119
Restricted cash	13,781	11,222
Total cash, cash equivalents, and restricted cash presented in the statement of cash flows	$51,217	$15,341

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

During the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor), oil, natural gas and NGL revenues from three purchasers totaled approximately 28%, 10%, and 8%; and 29%, 12%, and 10%, respectively, of gross oil, natural gas and NGL revenues. During the period from January 1, 2026 through March 3, 2026 (Predecessor), oil, natural gas and NGL revenues from four purchasers totaled approximately 22%, 15%, 13%, and 11% of gross oil, natural gas and NGL revenues. Significant customers’ accounts receivable balances totaled approximately 33%, 10%, and 9% of oil and natural gas receivables as of September 30, 2026. During the three and nine months ended September 30, 2025 (Predecessor), oil, natural gas and NGL revenues from four purchasers totaled approximately 31%, 13%, 10%, and 9%; and 27%, 13%, 11%, and 10%, respectively, of gross oil, natural gas and NGL revenues. Significant customers’ accounts receivable balances totaled approximately 33%, 11%, 11%, and 10% of oil and natural gas receivables as of December 31, 2025.

No other customer balance represented greater than 10% of total accounts receivable as of September 30, 2026 or December 31, 2025. We believe that sufficient alternative purchasers exist for the Company’s oil, natural gas and NGL production and that the loss of any single purchaser would not be considered a significant interruption or business risk to the Company.

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

The Company establishes allowances for credit losses by applying an aged-based loss-rate to estimate expected lifetime credit losses on its joint interest receivables. The historical allowance for credit losses on joint interest receivables was eliminated through the Business Combination. As such, the allowance for credit losses on joint interest receivables was $0.0 million as of September 30, 2026. The allowance for credit losses on joint interest receivables was $1.4 million as of December 31, 2025. There were no write-offs of joint interest receivables during the period from March 4, 2026 through September 30, 2026 (Successor) or the period from January 1, 2026 through March 3, 2026 (Predecessor).

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

The ABS III securitization transaction (see Note 8 — Debt) included certain hedging requirements. At the closing date of the ABS III securitization transaction, the Company was required to hedge 85% of the projected production of oil, natural gas and NGLs following the closing date for five years, seven years and three years, respectively, with an additional requirement to hedge 75% of projected NGLs production for the two-year period thereafter. Natural gas basis differential swaps are required to be hedged 85% for three years following the closing date. These initial hedging requirements were satisfied at the closing of the ABS III securitization transaction. Following the third anniversary of the ABS III securitization closing date, the Company shall maintain at all times 24 months of commodity hedges in an amount not less than 85% of the projected production of oil, natural gas and NGLs until the earlier of (x) the Final Scheduled Payment Date or (y) the redemption of the Notes. The Citizens Bank credit facility (see Note 8 — Debt) also includes certain hedging requirements in which the Company, at all times, maintains 36 months of commodity hedges in an amount not less than 75% of the projected production of oil, natural gas and NGLs. The new Goldman Sachs senior secured warehouse credit facility (see Note 8 — Debt) requires similar commodity hedging of at least 85% of oil production for five years, 85% of natural gas production for seven years, and 85% of NGLs production for three years, and additionally requires us to hedge basis risk on at least 85% of projected oil and natural gas production for three years. Commodity hedge positions under the Goldman Sachs senior secured warehouse credit facility may not exceed 100% of projected production. In addition, the Goldman Sachs senior secured warehouse credit facility also requires interest rate hedges on at least 75% of total outstanding borrowings for five years, to be entered into within 30 days of closing (up to 90 days with lender consent) and within three business days of each subsequent borrowing. The Company received a waiver delaying the interest rate hedge requirements until November 6, 2026. As of September 30, 2026, the Company was in compliance with these requirements.

The Company has not designated any price risk management instruments as fair value or cash flow hedges during nine months ended September 30, 2026 or September 30, 2025.

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

Other Property and Equipment

Other property and equipment are carried at cost less accumulated depreciation. Major renovations and improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred. Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gain or loss is recognized. Depreciation is calculated using the straight-line method over the estimated useful lives of the various assets. See Note 6 — Property, Plant and Equipment.

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

Under ASC Topic 360, Property, Plant, and Equipment, the Company evaluates impairment of proved and unproved oil and natural gas properties based on expected future net cash flows from the asset group. The Company operates in two basins and impairment testing is performed for each of these asset groups. No impairment was recorded during the period from March 4, 2026 through September 30, 2026 (Successor) or the period from January 1, 2026 through March 3, 2026 (Predecessor).

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

The Company also evaluates its contracts for principal versus agent considerations under ASC 606. When the Company controls the product before it is transferred to the customer, the Company is the principal and recognizes revenue on a gross basis, with fees incurred for gathering, processing, transportation and similar services presented as expense. When control transfers to the purchaser or midstream entity before those services are performed, the Company recognizes revenue net of such fees. For substantially all of the Company’s legacy contracts, the Company has concluded that control transfers at or near the wellhead or the inlet of the midstream entity’s system and that it acts as the agent; accordingly, revenue is recognized based on the net proceeds received.

In connection with the Arkoma Acquisition (defined in Note 4 — Arkoma Acquisition), the Company assumed natural gas gathering and processing / marketing contracts for certain properties in the Arkoma Basin under which the Company retains title to the natural gas and resulting residue gas and NGLs through processing and sells those products to third-party purchasers at the tailgate of the processing plant. Under these contracts, the Company has concluded that it is the principal, as it controls the product prior to the services being performed, is primarily responsible for delivery to the end purchaser, bears inventory risk, and has discretion in establishing price. Revenues under these contracts are presented on a gross basis, and the related fees are presented as lease operating expenses in the condensed consolidated statements of operations.

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

Natural Gas and NGL Sales

Under the Company’s natural gas processing contracts, natural gas is delivered to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds for the resulting sales of NGLs and residue gas. For substantially all of the Company’s natural gas processing contracts, the Company has determined that it is the agent and recognizes revenue on a net basis, with transportation, gathering, processing, treating and compression fees as a reduction to revenues in the condensed consolidated statements of operations. For certain contracts associated with the Arkoma Acquired Properties, the Company is the principal, as described above, and presents such fees as lease operating expenses.

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

Contract Balances

Under the Company’s commodity sales contracts, the Company recognizes revenue after its performance obligations have been satisfied, at which point the Company has an unconditional right to receive payment. Accordingly, the Company’s commodity sales contracts generally do not give rise to contract assets or contract liabilities under ASC 606. Instead, the Company’s unconditional rights to receive consideration are presented as a receivable within accounts receivable attributable to oil and gas sales in its condensed consolidated balance sheets. The Company has not recognized any contract assets or liabilities as of September 30, 2026 or December 31, 2025.

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

For the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor), G&A included $2.4 million and $5.1 million, respectively, of compensation expense recognized for RSUs granted.

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

For the three and nine months ended September 30, 2025 (Predecessor), G&A included $0.0 million and $15.0 million of compensation expense recognized in connection with PIH’s Class B unit distribution, respectively.

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

Mezzanine Equity

Series A Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock (as defined in Note 3 — Business Combinations) are presented within the condensed consolidated balance sheet as of September 30, 2026 as mezzanine equity as both instruments are contingently redeemable upon the occurrence of events not solely within the Company’s control. The Series A Redeemable Preferred Stock was issued in connection with freestanding equity-classified warrants; as such, net proceeds from the issuance were allocated between the two instruments on a relative fair value basis, creating a discount on the Series A Redeemable Preferred Stock. The Series B Convertible Redeemable Preferred Stock was recorded at fair value upon issuance, net of issuance costs and discounts.

In addition, certain embedded features (“embedded derivatives”) included in the Series A Redeemable Preferred Stock required bifurcation under the authoritative guidance in ASC 815-15, Derivatives and Hedging, Embedded Derivatives (“ASC 815-15”) and were classified as derivative liabilities. The embedded derivative is measured at fair value at inception, creating a discount on the host preferred stock instrument, and subsequently remeasured at fair value each reporting date thereafter, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change. Embedded features deemed not clearly and closely related to the host preferred stock instrument at inception are reassessed under ASC 815-15 each subsequent reporting date while the host instrument is outstanding. However, as of the issuance date and September 30, 2026, the Company determined the embedded derivative had a minimal fair value and, as such, was not recorded.

As of September 30, 2026, both the Series A Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were neither currently redeemable nor probable of becoming redeemable in the future based on an evaluation of the likelihood of the events that would trigger redemption occurring. As such, the carrying values were not adjusted during the period from March 4, 2026 through September 30, 2026 (Successor). The Company accrues for the mandatory, unconditional dividend obligations on the Series A Redeemable Preferred Stock as they become contractually payable, regardless of whether any dividends are declared.

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

As a result of the Business Combination, all PIH Class A and Class B units were exchanged at the unitholders’ election for either (i) cash or (ii) equity in either (a) Presidio Class A Common Stock or (b) EQV Holdings Common Units and an equal number of shares of Presidio Class B Common Stock. No PIH Class A or Class B units remained issued or outstanding following the Business Combination. See “General and Administrative” in this Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for settlement of the PIH Class B units in connection with the Business Combination.

Share-based Compensation (Successor)

The Company accounts for share-based compensation in accordance with ASC 718. Share-based awards are measured at their grant-date fair value and recognized as compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting period of the award.

For restricted stock units, which are equity-classified, fair value is determined based on the closing stock price of the Company’s Class A common stock on the grant date. The Company accounts for forfeitures as they occur. See Note 11 — Share-based Compensation (Successor) for further discussion.

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

Concurrently with the execution of the Business Combination Agreement, EQV, the Company and PIH entered into a Series A Preferred Securities Purchase Agreement (the “Series A Securities Purchase Agreement”) on August 5, 2025 with certain investors (the “Series A Preferred Investors”) providing for the purchase, in private placements, of an aggregate of 125,000 shares of Series A preferred stock (“Series A Redeemable Preferred Stock”) and warrants to purchase 937,500 shares of Class A Common Stock with an exercise price of $0.01 per warrant (“Preferred Investor Warrants”) for a cash purchase price of $123.8 million. On February 23, 2026, EQV, the Company and PIH entered into a Series B Preferred Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) with Adage Capital Partners, L.P. (the “Series B Preferred Investor”) providing for the purchase, in a private placement, of an aggregate of 27,173 shares of Series B preferred stock (“Series B Convertible Redeemable Preferred Stock”) convertible into 100 shares of Class A Common Stock and entitled to participate in dividends declared on shares of Class A Common Stock on an as-converted basis, for an aggregate cash purchase price of $25.0 million. Refer to Note 10 — Redeemable Preferred Stock and Stockholders’ Equity (Successor) for more information regarding the rights and preferences of these instruments.

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

For the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor), the Company incurred $0.3 million and $0.8 million of expenses directly related to the Business Combination and EQVR Acquisition, respectively, which are reflected as Acquisition and transaction costs on the condensed consolidated statements of operations. For the period from January 1, 2026 through March 3, 2026 (Predecessor), PIH incurred $7.0 million of expenses directly related to the Business Combination, which are reflected as Acquisition and transaction costs on the condensed consolidated statements of operations. Since the results of operations prior to March 4, 2026 relate to the operations of PIH, transaction costs incurred by EQV were excluded from the Predecessor condensed consolidated statement of operations. Accordingly, for the period from January 1, 2026 through March 3, 2026, transaction costs incurred by EQV of $18.1 million were excluded. On the Closing Date, the Company paid $2.7 million of deferred underwriting costs and $0.7 million of deferred legal fees related to EQV’s initial public offering. The Company also paid $5.2 million of fees related to the issuance of the Class A Common Stock in the PIPE financing which is reflected as a reduction of equity. The Company paid $1.3 million in original issue discounts and $4.1 million in fees related to the issuance of the Series A Redeemable Preferred Stock and Preferred Investor Warrants and accounted for them as a reduction of equity. The Company paid $2.2 million in original issue discounts and $0.3 million in fees related to the issuance of the Series B Convertible Redeemable Preferred Stock and accounted for them as a reduction of equity.

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

NOTE 4. ARKOMA ACQUISITION

Pursuant to seven Purchase and Sale Agreements, each dated May 7, 2026 (collectively, the “Purchase and Sale Agreements”), the Company acquired oil and gas properties in Oklahoma (the “Arkoma Acquired Properties”), from Canyon Creek Energy – Arkoma, LLC (“CCE”), Alchemist Energy Leaseco, LP (“Alchemist”), Pivotal Arkoma Basin II, LLC (“Pivotal”), Harvard Petroleum Company, LLC (“Harvard”), Harbor Island, LLC (“Harbor Island”), FBF Energy, LLC (“FBF”) and East Dennis Oil Company, LLC (“East Dennis”). Six of the acquisitions closed on July 1, 2026 and the Harbor Island acquisition closed on July 21, 2026. Since the Arkoma Acquired Properties were under common management, the acquisitions of the Arkoma Acquired Properties have been accounted for as a single acquisition (the “Arkoma Acquisition”).

The Arkoma Acquisition is accounted for as an asset acquisition under ASC 805-50. The total cost of the acquisition is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis as of the acquisition date using the relevant information available as of the acquisition date. Transaction costs that are directly related and incremental are capitalized as a component of cost rather than expensed. Aggregate purchase consideration consisted of cash of $49.4 million and the issuance of 1,962,240 shares of Class A common stock with a fair value of $24.0 million, together with capitalized transaction costs of $5.3 million, for total cost of acquisition of $78.7 million.

The following table summarizes the total cost of acquisition for the Arkoma Acquisition:

(in thousands)
Cash (a)	$49,367
1,962,240 Class A common stock	24,018
Consideration transferred	$73,385
Capitalized transaction costs	5,267
Total cost of acquisition	$78,652

(a)	Cash consideration of $49.4 million reflects $53.1 million paid at closing, net of $3.7 million due from the sellers for final settlement adjustments, which is included in accounts receivables as of September 30, 2026.

The shares of Class A common stock issued as consideration were measured on the acquisition date using the market price of the Company’s Class A common stock on the applicable closing dates, $12.24 per share for the six acquisitions that closed July 1, 2026 and $12.03 per share for the Harbor Island acquisition that closed July 21, 2026.

The following table summarizes the fair value of Class A common stock issued:

(in thousands, except share and per share amounts)
Class A common stock	1,962,240
Share price (weighted average)	$12.24
Fair value of equity issued	$24,018

The preliminary allocation of the total costs for the Arkoma Acquisition is based upon management’s estimates and assumptions related to the fair value of the assets acquired and liabilities assumed as of closing dates of the acquisitions using currently available information.

The following table summarizes the identified assets acquired and liabilities assumed:

(in thousands)
Oil and natural gas properties, successful efforts	$87,319
Derivative assets, net	2,267
Total assets acquired	$89,586
Revenue and royalties payable	9,109
Asset retirement obligations	1,825
Total liabilities assumed	$10,934
Net assets acquired	$78,652

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Set forth below are the summarized amounts, terms and gross fair values of outstanding commodity derivative instruments as of September 30, 2026 (Successor):

	Volumes	Weighted Average Price	Fair Value
	(in Bbls)	($ per Bbl)	(in thousands)
Oil Swaps:
October - December 2026	274	60.74	$(7,411)
January - December 2027	1,046	94.38	15,301
January - December 2028	887	63.17	(7,137)
January - December 2029	756	67.55	(140)
January - December 2030	672	64.94	391
Thereafter	265	62.96	208
Total	3,900		1,212

	Volumes	Weighted Average Price	Fair Value
	(in MMBtu)	($ per MMBtu)	(in thousands)
Natural Gas Swaps:
October - December 2026	7,183	5.30	$15,543
January - December 2027	26,397	4.12	23,662
January - December 2028	24,143	3.56	(3,651)
January - December 2029	20,400	3.58	(2,661)
January - December 2030	18,327	3.55	(1,845)
Thereafter	38,599	3.44	(3,833)
Total	135,049		$27,215

	Volumes	Basis Differential	Fair Value
	(in MMBtu)	($ per MMBtu)	(in thousands)
Natural Gas Basis Swaps:
October - December 2026	6,961	(0.41)	$741
January - December 2027	26,406	(0.33)	(551)
January - December 2028	22,762	(0.41)	(2,735)
January - December 2029	8,663	(0.52)	(1,839)
Total	64,792		(4,384)

	Volumes	Weighted Average Price	Fair Value
	(in Bbls)	($ per Bbl)	(in thousands)
Natural Gas Liquids Swaps:
October - December 2026	605	22.61	$(7,503)
January - December 2027	2,153	23.74	(16,003)
January - December 2028	1,806	25.50	(5,559)
January - December 2029	1,322	23.41	(3,030)
January - December 2030	1,061	21.67	(2,446)
Thereafter	255	20.26	(1,090)
Total	7,202		$(35,631)

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

Below is a reconciliation of the gross open positions by commodity to the net open positions presented on the condensed consolidated balance sheet as of September 30, 2026 (Successor):

	Current		Noncurrent
(in thousands)	Assets	Liabilities	Assets	Liabilities
Commodity
Oil	$17,558	$(12,520)	$3,672	$(7,498)
Gas	40,736	(2,005)	3,043	(18,943)
NGL	178	(21,464)	389	(14,734)
Total	$58,472	$(35,989)	$7,104	$(41,175)
Effects of netting arrangements	(10,015)	10,015	(6,928)	6,928
Total	$48,457	$(25,974)	$176	$(34,247)

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

The Company has entered into derivative contracts with counterparties that the Company believes are creditworthy. All of the Company’s counterparties are investment grade and no collateral has been required. The Company’s maximum exposure to loss due to credit risk if all counterparties failed to perform is limited to the net fair value of derivative assets by counterparty as reflected on the condensed consolidated balance sheets.

For the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor), the Company incurred a realized gain of $4.3 million and $4.9 million, respectively, and an unrealized loss of $66.5 million and $75.4 million, respectively, on commodity derivatives, resulting in a total net loss of $62.2 million and a total net loss of $70.5 million, respectively.

For the period from January 1, 2026 through March 3, 2026 (Predecessor), the Company incurred a realized loss of $10.6 million and an unrealized loss of $17.3 million on commodity derivatives, resulting in a total net loss of $27.9 million.

For the three and nine months ended September 30, 2025 (Predecessor), the Company incurred a realized loss of $5.9 million and $23.2 million, respectively, and an unrealized gain of $17.4 million and $38.8 million, respectively, on commodity derivatives, resulting in a total net gain of $11.5 million and $15.6 million, respectively.

Derivative Contract Modifications

Concurrent with the Business Combination, the Company entered into an amendment agreement with a counterparty to modify the strike price of certain natural gas derivative contracts. The Company modified the fixed price of these natural gas swap contracts with a commodity reference price of NYMEX as actively traded at the Closing Date. The Company paid $60.0 million in cash consideration to modify these commodity derivative contracts, which is reflected as a cash outflow from operating activities in the condensed consolidated statement of cash flows in the period from March 4, 2026 through September 30, 2026 (Successor).

Concurrent with the ABS III Notes issuance described in Note 8 — Debt, the Company entered into amendment agreements with two counterparties to modify the strike prices of certain existing commodity derivatives. The Company modified the fixed price of these natural gas swap contracts with a commodity reference price of NYMEX as actively traded at the closing date on June 9, 2026. The Company paid $35.0 million in cash consideration to modify these commodity derivative contracts, which is reflected as a cash outflow from operating activities in the condensed consolidated statement of cash flows for the period from March 4, 2026 through September 30, 2026 (Successor).

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Oil and Natural Gas Properties

The Company has recorded oil and natural gas properties of $779.5 million and $529.1 million at September 30, 2026 and December 31, 2025, partially offset by accumulated depletion of $35.5 million and $204.6 million, respectively. Oil and natural gas properties recorded on the condensed consolidated balance sheets consist entirely of proved properties for both periods presented. For the three months ended September 30, 2026 (Successor), the period from March 4, 2026 through September 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), depletion expense related to the Company’s oil and gas properties was $15.9 million, $35.5 million and $4.3 million, respectively. For the three and nine months ended September 30, 2025 (Predecessor), depletion expense related to the Company’s oil and gas properties was $7.2 million and $21.8 million, respectively.

Other Property and Equipment

Below is a summary of other property and equipment as of September 30, 2026 and December 31, 2025:

		Successor	Predecessor
(in thousands)	Useful Life (in years)	September 30, 2026	December 31, 2025
Furniture and fixtures	7	$25	$92
Software and licenses	3	—	8,612
Computers and other hardware	3	1	11
Vehicles	5	1,886	1,905
Machinery and equipment	5	594	225
Leasehold improvements	6	31	443
Compressors	5	2,918	4,259
Total other property and equipment		$5,455	$15,547
Accumulated depreciation and amortization		(1,184)	(10,090)
Total other property and equipment, net		$4,271	$5,457

For the three months ended September 30, 2026 (Successor), the period from March 4, 2026 through September 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), depreciation expense related to property and equipment was $0.6 million, $1.7 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2025 (Predecessor), depreciation expense related to property and equipment was $0.9 million and $2.4 million, respectively.

2026 Divestitures

During the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor), the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $2.1 million and $9.1 million in proceeds, respectively, resulting in no gain from the sales. Additionally, the Company sold various other property and equipment that resulted in a less than $0.1 million loss and a $0.2 million gain, respectively.

During the period from January 1, 2026 through March 3, 2026 (Predecessor), the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $0.8 million in proceeds, resulting in a gain for an equal amount as no book value remained for the properties.

2025 Divestitures

During the three and nine months ended September 30, 2025 (Predecessor), the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $0.9 million and $6.4 million in proceeds, respectively, resulting in a gain for an equal amount as no book value remained for the properties. Additionally, the Company sold various other property and equipment that resulted in a $0.0 million gain and a $0.3 million gain, respectively.

NOTE 7. OTHER CURRENT LIABILITIES

As of September 30, 2026 and December 31, 2025, other current liabilities were comprised of the following:

	Successor	Predecessor
(in thousands)	September 30, 2026	December 31, 2025
Accrued lease operating expenses	$8,318	$8,017
Ad Valorem payable	3,540	4,106
Accrued interest	951	3,750
Excise tax payable	1,034	—
Dividends payable	2,533	—
General and administrative	6,482	7,022
Other	61	137
Total other current liabilities	$22,919	$23,032

NOTE 8. DEBT

A summary of outstanding debt obligations as of September 30, 2026 and December 31, 2025 is as follows:

			Successor
		Interest	September 30, 2026
Description	Term Range	Rate Range	(in thousands)
ABS III Securitization	Jul 2026 - 2041	5.9% - 6.7%	$344,459
ABS II Securitization	July 2023 - Mar 2038	7.8% - 8.4%	—
Trail Dust Financing	Jan 2024 - Jan 2029	7.3%	1,846
GS Warehouse	Jul 2026 - 2031	6.7% - 8.7%	54,335
Citizens RBL	Mar 2026 - Mar 2030	7.3% - 9.3%	—
Equipment financing obligations			1,468
ABS III debt issuance costs, net			(8,207)
GS Warehouse debt issuance costs, net			(741)
Total debt			$393,160
Current portion			(37,844)
Total long-term portion			$355,316

			Predecessor
		Interest	December 31, 2025
Description	Term Range	Rate Range	(in thousands)
ABS II Securitization	Jul 2023 - Mar 2038	7.8% - 8.4%	$266,892
Trail Dust Financing	Jan 2024 - Jan 2029	7.3%	2,266
WAB RBL	Jul 2025 - Dec 2026	7.3%	3,500
Equipment financing obligations			1,831
ABS II Debt issuance costs, net			(3,918)
Trail Dust Debt issuance costs, net			(16)
WAB RBL Debt issuance costs, net			(49)
Total debt			$270,506
Current portion			(45,363)
Total long-term portion			$225,143

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

The Company incurred debt issuance costs of $8.6 million related to the issuance of the ABS III Notes. These costs are recorded as a reduction to “Long-term debt” on the condensed consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the notes. Because gross proceeds equaled the aggregate face amount of the notes and the coupons represented market rates at issuance, no debt discount or premium was recognized. Amortization of debt issuance costs related to the ABS III Notes included in interest expense in the consolidated statements of operations was $0.4 million and $0.5 million, respectively, for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor).

Total interest expense related to the ABS III Notes for the three months ended September 30, 2026 (Successor) and the period from June 9, 2026 through September 30, 2026 was $5.5 million and $6.8 million, respectively.

The outstanding balance of the ABS III Notes was $344.5 million as of September 30, 2026. The Company was in compliance with all financial and non-financial covenants as of that date.

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

The Company incurred debt issuance costs of $8.9 million related to the issuance of the ABS II Notes. In connection with the Business Combination, the ABS II Notes were revalued to fair value as of the Closing Date, and the unamortized debt issuance costs were eliminated and a premium was established as part of the application of acquisition accounting. The debt premium was recorded as an increase to “Long-term debt” on the Successor’s condensed consolidated balance sheet. As a result, no amortization of debt issuance costs related to the ABS II Notes was recognized during the Successor period. Amortization of debt issuance costs related to the ABS II Notes, included in interest expense in the condensed consolidated statements of operations, for the Predecessor period from January 1, 2026 through March 3, 2026 and for the three and nine months ended September 30, 2025 (Predecessor) was $0.3 million, $0.4 million and $1.3 million, respectively.

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

The outstanding balance of the ABS II Notes was $266.9 million as of December 31, 2025. Following the June 9, 2026 redemption, no ABS II Notes remained outstanding as of September 30, 2026. The Company was in compliance with all financial and non-financial covenants through the redemption date.

Total interest expense related to the ABS II Notes for the three and nine months ended September 30, 2025 (Predecessor) was $5.6 million and $17.6 million, respectively.

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

Total interest expense related to the Trail Dust Loan for the three months ended September 30, 2026 (Successor), the period from March 4, 2026 through September 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), was $0.0 million, $0.1 million and $0.1 million, respectively.

Total interest expense related to the Trail Dust Loan for the three and nine months ended September 30, 2025 (Predecessor), was $0.1 million and $0.2 million, respectively.

The outstanding balance of the Trail Dust Loan as of September 30, 2026 and December 31, 2025 was $1.8 million and $2.3 million, respectively. Trail Dust was in compliance with all financial and non-financial covenants as of both dates.

Secured Warehouse Credit Facility

On July 1, 2026, (a) Presidio Acquisitions LLC, as borrower (the “Borrower”), and Presidio Intermediate Holding Company II LLC, as a guarantor (“PIHC II”), each a wholly owned indirect subsidiary of the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, Goldman Sachs Bank USA and Citizens Bank, N.A., as joint lead arrangers, the lenders party thereto from time to time and the other loan parties party thereto and (b) in connection with the Loan Agreement, the Company entered into a Non-Recourse Carve-Out Guarantee (the “Limited Guarantee”) in favor of GS, as collateral agent for the benefit of the secured parties.

The Loan Agreement provides for a senior secured warehouse credit facility with aggregate commitments of up to $1.0 billion (“GS Warehouse”), consisting of (i) an initial $55.0 million closing date loan commitment and (ii) $945.0 million of delayed draw loan commitments, which may be funded during a two-year delayed draw loan availability period to finance the acquisition of additional qualifying oil and gas assets. The drawing of delayed draw loans is subject to lender approval and satisfaction of specified conditions, including (i) the consent of each of the lenders if the aggregate principal amount of loans outstanding under the Loan Agreement would exceed $500.0 million and (ii) the consent of GS if the aggregate principal amount of loans owed to GS and its affiliates would exceed $300.0 million. Loans made on the closing date that are repaid may be reborrowed only as delayed draw loans, subject to the terms of the Loan Agreement. On the closing date of the Loan Agreement, the Borrower drew the full $55.0 million closing date loan commitment in loans.

The loans made on the closing date mature on the third anniversary of the closing date, and each delayed draw loan matures on the third anniversary of its funding date; provided that all delayed draw loans mature no later than the fifth anniversary of the closing date.

Borrowings under the Loan Agreement may bear interest, at the Borrower’s election, at either (i) a base rate or (ii) Term SOFR plus an applicable margin. The applicable margin initially is 3.00% for Term SOFR loans and 2.00% for base rate loans and increases to (i) 4.00% for Term SOFR loans and 3.00% for base rate loans during months 13 through 24 following the funding date of such loan to the extent such loan is still outstanding and (ii) 5.00% for Term SOFR loans and 4.00% for base rate loans for any period thereafter to the extent such loan is outstanding. The Borrower may voluntarily prepay borrowings without premium or penalty, subject to customary breakage costs for certain SOFR loans. The Loan Agreement documents also provide for certain upfront, administrative and duration fees payable by the Borrower.

The obligations under the Loan Agreement are (i) guaranteed by PIHC II and certain present and future subsidiaries of the Borrower and (ii) secured by first-priority security interests in substantially all assets of the Borrower, PIHC II and certain present and future subsidiaries of the Borrower that become loan parties under the Loan Agreement from time to time (including substantially all oil and gas properties and related assets of such parties) subject to customary excluded property and permitted lien exceptions.

Pursuant to the Limited Guarantee, the Company guarantees certain specified losses arising from customary non-recourse carve-out events, including, among other things, fraud, theft, willful misconduct, misapplication of collateral proceeds and certain unauthorized distributions. In addition, the Limited Guarantee provides for springing full recourse liability upon the occurrence of certain customary events, including specified voluntary bankruptcy or insolvency actions, substantive consolidation of the Borrower with another entity in certain circumstances, certain bad-faith challenges to the loan documents or collateral, certain prohibited changes of control and other customary recourse carve-out events, in each case as more fully described in the Limited Guarantee.

The Loan Agreement contains customary affirmative and negative covenants for facilities of this type, including restrictions on the ability of the loan parties to incur additional indebtedness, create liens, make investments, dispose of assets, engage in mergers or other fundamental transactions, make restricted payments, enter into transactions with affiliates, amend material contracts and organizational documents, and enter into certain hedging arrangements, in each case subject to customary exceptions and baskets. The Loan Agreement also requires the Borrower to maintain specified commodity and interest rate hedging arrangements and a debt service reserve account. The Loan Agreement requires commodity hedging of at least 85% of oil production for five years, 85% of natural gas production for seven years, and 85% of NGLs production for three years, and additionally requires us to hedge basis risk on at least 85% of projected oil and natural gas production for three years. Commodity hedge positions under the GS Warehouse may not exceed 100% of projected production. The Loan Agreement also requires interest rate hedges on at least 75% of total outstanding borrowings for five years, to be entered into within 30 days of closing (up to 90 days with lender consent) and within three business days of each subsequent borrowing. The Company received a waiver delaying the interest rate hedge requirements until November 6, 2026. In addition, the Loan Agreement contains customary reporting obligations and reserve reporting requirements with respect to the Borrower’s oil and gas assets.

The Loan Agreement includes financial maintenance covenants with respect to the closing date loans, including (i) a minimum debt service coverage ratio of not less than 1.10 to 1.00 and (ii) a maximum LTV Ratio (as defined in the Loan Agreement) of not greater than 70% (which decreases to 65% after the fifth full fiscal quarter following the closing date). In the case of any funding of delayed draw loans, the Borrower and the applicable Lenders will establish separate thresholds for such financial covenants at the time such Delayed Draw Loans are funded.

The Loan Agreement contains customary events of default, including payment defaults, breaches of covenants, inaccuracies of representations and warranties, cross-defaults to specified indebtedness, bankruptcy and insolvency events, invalidity of loan documents or collateral security, certain ERISA events, certain events relating to the management and operating agreements, change of control and specified judgments (each subject to thresholds and/or grace periods described in the Loan Agreement). Upon the occurrence and continuation of an event of default, the administrative agent may, and at the direction of the requisite lenders shall, terminate the lenders’ commitments and declare all outstanding obligations immediately due and payable, and exercise remedies against the collateral.

The Company incurred debt issuance costs of $0.8 million related to the GS Warehouse at its origination in the third quarter of 2026. These costs are recorded as a reduction to “Long-term debt” on the condensed consolidated balance sheet. Amortization of debt issuance costs related to the GS Warehouse included in interest expense in the condensed consolidated statements of operations was $0.1 million for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor).

Total interest expense related to the GS Warehouse for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor) was $0.9 million.

The outstanding balance of the GS Warehouse was $54.3 million as of September 30, 2026. The Company was in compliance with all financial and non-financial covenants as of September 30, 2026.

Secured Revolving Credit Facility

On March 4, 2026, Presidio Borrower LLC, a wholly owned subsidiary of the Company (“Presidio Borrower”), entered into a senior secured revolving credit agreement (the “Credit Agreement”) among Presidio Borrower, as borrower, Citizens Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for, as of the closing date of the Credit Agreement, aggregate commitments of $65.0 million, an initial borrowing base of $65.0 million and aggregate maximum credit amounts of $500.0 million (“Citizens RBL”), with a maturity date of March 4, 2030. The borrowing base under the Credit Agreement is scheduled to be redetermined semiannually on or about May 1 and November 1 of each calendar year, commencing on or about May 1, 2026, and is subject to additional adjustments from time to time pursuant to the provisions of the Credit Agreement, including for certain asset sales and the elimination or reduction of hedge positions. Additionally, each of Presidio Borrower and the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. On August 7, 2026, through an unscheduled redetermination, the borrowing base was redetermined and decreased from $65.0 million to $60.0 million as of September 30, 2026. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount Presidio Borrower is able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Credit Agreement. The Credit Agreement has a scheduled maturity of four years from the effective date thereof.

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

On June 9, 2026, in connection with the ABS refinancing described above, the Company repaid in full the $37.0 million outstanding balance under the Citizens RBL, together with $0.2 million of accrued interest, using a portion of the proceeds of the ABS III Notes. The Credit Agreement remained in place following the repayment, with its full $60.0 million borrowing base available for future draws.

The Company incurred debt issuance costs of $2.6 million related to the Citizens RBL at its origination in the first quarter of 2026. These costs are presented as a deferred asset on the condensed consolidated balance sheet and are amortized to interest expense over the remaining term of the Credit Agreement. Following the June 9, 2026 repayment described above, this amortization continues unaffected. In proportion to the reduction in borrowing capacity on August 7, 2026, the Company wrote off $0.2 million of the unamortized debt issuance costs. The write-off is included in interest expense on the condensed consolidated statements of operations for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor).

Total interest expense related to the Citizens RBL for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor) was $0.0 million and $0.7 million, respectively.

The outstanding balance of the Citizens RBL was $0.0 million as of September 30, 2026. The Company was in compliance with all financial and non-financial covenants as of September 30, 2026.

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

Total interest expense related to the WAB RBL for the period from January 1, 2026 through March 3, 2026 (Predecessor) was less than $0.1 million. Total interest expense related to the WAB RBL for the three and nine months ended September 30, 2025 (Predecessor) was less than $0.1 million.

The WAB RBL was assumed by the Company at the time of the Business Combination and was settled at the Closing. The outstanding balance of the WAB RBL as of December 31, 2025 was $3.5 million.

Future Maturities of Long-term Debt

The future amounts of required principal payments of long-term debt after September 30, 2026 are as follows:

(in thousands)	ABS III	Trail Dust	GS Warehouse
Years Ending December 31,
2026 (remainder)	$8,780	$224	$2,059
2027	41,976	700	7,113
2028	35,158	754	6,802
2029	32,610	168	38,361
2030	31,046	—	—
Thereafter	194,889	—	—
Total	$344,459	$1,846	$54,335

NOTE 9. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis:

	Successor
	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current:
Commodity derivatives	$—	$58,472	$—	$58,472
Noncurrent:
Commodity derivatives	—	7,104	—	7,104

Liabilities
Current:
Commodity derivatives	—	(35,989)	—	(35,989)
Noncurrent:
Earnout shares	—	—	(13,241)	(13,241)
Commodity derivatives	—	(41,175)	—	(41,175)
Series A embedded derivative (a)	—	—	—	—
Total, net	$—	$(11,588)	$(13,241)	$(24,829)

(a)	The Company identified embedded features within the Series A Redeemable Preferred Stock requiring bifurcation under ASC 815-15. The fair value of the compound embedded derivative was determined to be $0 as of September 30, 2026, and accordingly was not recorded. The embedded derivative will be remeasured each reporting period.

	Predecessor
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Current:
Commodity derivatives	$—	$9,661	$—	$9,661
Noncurrent:
Commodity derivatives	—	6,810	—	6,810

Liabilities
Current:
Commodity derivatives	—	(17,126)	—	(17,126)
Noncurrent:
Commodity derivatives	—	(13,544)	—	(13,544)
Total, net	$—	$(14,199)	$—	$(14,199)

All commodity derivatives recorded on the condensed consolidated balance sheets are classified within Level 2 as they are generally based on quoted prices for similar assets as determined by independent brokers. See Note 5 — Derivative Financial Instruments for further information pertaining to derivatives.

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

	Successor	Successor
	September 30, 2026	March 4, 2026
Stock price	$9.96	$11.05
Risk-free interest rate	4.94%	3.60%
Expected term (in years)	4.4	5.0
Expected volatility	65.00%	55.00%
Dividend yield	13.50%	13.50%

The following table provides a reconciliation for the change in fair value of the Earnout Shares categorized within Level 3 of the fair value hierarchy:

(in thousands)	Earnout Liabilities
Fair value as of March 4, 2026	$14,896
Change in fair value	(1,655)
Fair value as of September 30, 2026	$13,241

The change in fair value of the Earnout Shares resulted in other income of $4.5 million and $1.7 million, respectively, recognized in the condensed consolidated statements of operations for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor).

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

NOTE 10. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (SUCCESSOR)

The Company is authorized to issue a total of 1,650,000,000 shares across all classes of capital stock, consisting of 1,500,000,000 shares of Class A Common Stock, par value $0.0001 per share, 100,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share, designated in one or more series.

Series A Redeemable Preferred Stock

As of September 30, 2026, the Company had 126,628 shares of Series A Redeemable Preferred Stock issued and outstanding with a stated value of $1,000 per share for an aggregate subscription amount of $126.6 million. Series A Redeemable Preferred Stock was issued to the Series A Preferred Investors concurrently with the closing of the Business Combination as further discussed in Note 3 — Business Combinations. The rights and preferences of the Series A Redeemable Preferred Stock are governed by the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock (“Series A COD”).

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

On May 31, 2026, the Company paid $0.75 million of cash dividends on the Series A Redeemable Preferred Stock, and recorded an increase of $0.4 million to the carrying value of the Series A Redeemable Preferred Stock for paid-in-kind dividends. On August 31, 2026, the Company paid $2.5 million of cash dividends on the Series A Redeemable Preferred Stock, and recorded an increase of $1.3 million to the carrying value of the Series A Redeemable Preferred Stock for paid-in-kind dividends. As of September 30, 2026, the Company accrued mandatory dividend obligations of $3.8 million on the Series A Redeemable Preferred Stock split between $2.5 million of cash payable dividends and $1.3 million of paid-in-kind dividends, which are respectively recorded within Other current liabilities and Series A redeemable preferred stock on the condensed consolidated balance sheets.

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

Series B Convertible Redeemable Preferred Stock

As of September 30, 2026, the Company had 27,173 shares of Series B Convertible Redeemable Preferred Stock issued and outstanding with a stated value of $1,000 per share. Series B Convertible Redeemable Preferred Stock was issued to the Series B Preferred Investor concurrently with the closing of the Business Combination as further discussed in Note 3 — Business Combinations. The rights and preferences of the Series B Convertible Redeemable Preferred Stock are governed by the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Perpetual Participating Convertible Preferred Stock (“Series B COD”).

Conversion – Each share of Series B Convertible Redeemable Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into 100 shares of Class A Common Stock, subject to adjustments upon events such as stock dividends, stock splits and combinations. The optional conversion is subject to the holder’s beneficial ownership limitation of 9.9% of the Company’s then-outstanding Class A Common Stock, which such beneficial ownership limitation may be increased or decreased by the holder from time to time. Each share of Series B Convertible Redeemable Preferred Stock is also automatically convertible into 100 shares of Class A Common Stock, subject to adjustments, upon any transfer to a person that is not an affiliate of the holder in compliance with the applicable transfer restrictions. The beneficial ownership limitation does not apply to automatic conversions. As of September 30, 2026, the aggregate number of shares of Class A Common Stock issuable upon conversion of all outstanding shares of Series B Convertible Redeemable Preferred Stock is 2,717,300 shares.

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

Class A Common Stock

As of September 30, 2026, the Company had 29,825,480 shares of Class A Common Stock issued and outstanding.

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

On August 11, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.3375 per share of Class A Common Stock. On September 14, 2026, the Company paid the dividend to stockholders of record as of August 31, 2026 for an aggregate amount of $9.4 million, split between $8.1 million of cash dividends and $1.3 million of DRIP Shares.

Class B Common Stock

As of September 30, 2026, the Company had 1,673,757 shares of Class B Common Stock issued and outstanding, all of which are held by owners of Opco Common Units, other than the Company, as further discussed in Note 3 — Business Combinations.

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

During the period from March 4, 2026 through September 30, 2026, holders exercised their Opco exchange rights related to 3,073 shares of Class B Common Stock and received 3,073 shares of Class A Common Stock. As a result of the exchange, a total of less than $0.1 million was reclassified from non-controlling interest to additional paid-in-capital.

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

The Company made distributions to non-controlling interest of $0.7 million during the period from March 4, 2026 through September 30, 2026 (Successor).

The Company’s ownership interest in Opco increased from 94.3% as of the Closing Date of the Business Combination to 94.7% as of September 30, 2026. This increase was primarily attributable to the issuance of Class A Common Stock in connection with the Arkoma Acquisition.

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

During the period from March 4, 2026 through September 30, 2026, the Company issued 66 shares of Class A Common Stock upon the exercise of 66 warrants. The aggregate net proceeds received of less than $0.1 million were recorded as an increase to common stock and additional paid-in capital.

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

During the period from March 4, 2026 through September 30, 2026, the Company issued 56,250 shares of Class A Common Stock upon the exercise of 56,250 warrants. The aggregate net proceeds received of less than $0.1 million were recorded as an increase to common stock and additional paid-in capital.

NOTE 11. SHARE-BASED COMPENSATION (SUCCESSOR)

2026 Equity Incentive Plan

In connection with the closing of the Business Combination, the Company adopted the Presidio Production Company 2026 Equity Incentive Plan (the “Plan”). The Plan is designed to align the interests of eligible participants with those of the Company’s stockholders by providing long-term incentive compensation tied to the performance of the Company and its Class A Common Stock. The Plan authorizes the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), stock awards, and cash awards. As of September 30, 2026, only RSUs have been granted under the Plan.

The Plan authorizes the issuance of up to 4,640,654 shares of the Company’s Class A Common Stock, subject to an automatic annual increase on the first day of each calendar year beginning January 1, 2027, and ending and including January 1, 2036, equal to 5.0% of the total number of shares of Class A Common Stock outstanding on the last day of the preceding fiscal year. As of September 30, 2026, 2,474,555 shares of Class A Common Stock remained available for future issuance under the Plan (representing the initial share reserve less aggregate RSUs granted to date, plus any shares returned to the share reserve through forfeitures or tax withholding during the period, if applicable).

Restricted Stock Units

During the period from March 4, 2026 through September 30, 2026 (Successor), the Company granted 2,232,699 RSUs to employees under the Plan, of which 66,600 were forfeited. Each RSU represents the contractual right to receive one share of Class A Common Stock upon vesting and settlement. The RSUs vest in three equal installments on each of the first three anniversaries of the grant date, subject to the participants’ continued service through each applicable vesting date. The grant-date fair value of each RSU is determined based on the closing stock price of the Company’s Class A Common Stock on the grant date. Share-based compensation expense related to RSUs is recognized on a straight-line basis over the three-year requisite service period.

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

The following table summarizes the RSU activity for the period from March 4, 2026 through September 30, 2026 (Successor):

	RSUs	Weighted-average grant date fair value
Unvested as of March 4, 2026	—
Granted	2,232,699	$10.95
Vested and settled	—
Canceled/Forfeited	(66,600)	$10.51
Unvested as September 30, 2026	2,166,099	$10.97

The Company recognized compensation expense for RSUs of $2.4 million and $5.1 million, respectively, for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor). Share-based compensation expense is recognized in the condensed consolidated statement of operations as a component of G&A.

As of September 30, 2026, unrecognized compensation expense related to unvested RSU awards was $18.7 million, which is expected to be recognized over a weighted-average remaining service period of 2.3 years.

NOTE 12. NET INCOME (LOSS) PER SHARE (SUCCESSOR)

Basic net income (loss) per share for the three months ended September 30, 2026 and the period from March 4, 2026 through September 30, 2026 is calculated by dividing net income (loss) available to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Net income (loss) available to Class A common stockholders excludes net income (loss) attributable to non-controlling interests, dividends on Series A Redeemable Preferred Stock, dividends on Series B Convertible Redeemable Preferred Stock, dividends on unvested RSUs, and allocations of undistributed earning to participating securities. Weighted average shares outstanding includes 937,500 shares underlying the Preferred Investor Warrants as they are issuable for nominal consideration with no contingencies to exercise and excludes 1,851,161 Earnout Shares as they are subject to forfeiture.

Unvested RSUs and Series B Convertible Redeemable Preferred Stock constitute participating securities under ASC 260. For the three months ended September 30, 2026 and the period from March 4, 2026 through September 30, 2026, no losses were allocated to the participating securities under the two-class method as the securities are not contractually obligated to share in losses.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share for the three months ended September 30, 2026 and the period from March 4, 2026 through September 30, 2026 because their inclusion would have been antidilutive:

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

The following table summarizes the calculation of basic and diluted net income (loss) per share of Class A Common Stock:

	Successor
	Three Months Ended	March 4, 2026 to
(in thousands, except per share amounts)	September 30, 2026	September 30, 2026
Net loss attributable to Presidio Production Company	$(46,387)	$(57,381)
Less: Series A redeemable preferred stock dividends	(3,799)	(8,685)
Less: Series B convertible redeemable preferred stock dividends	(917)	(1,192)
Less: Unvested RSU dividends	(727)	(946)
Net loss available to Class A common stockholders	$(51,830)	$(68,204)

Weighted average Class A common stock outstanding:
Basic	28,751,538	27,623,895
Diluted	28,751,538	27,623,895

Net loss per Class A common stock
Basic	$(1.80)	$(2.47)
Diluted	$(1.80)	$(2.47)

NOTE 13. SEGMENT INFORMATION

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

The CODM is presented with net revenues. As such, the CODM reviews oil sales, natural gas sales, and natural gas liquid sales as described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies. The CODM is also presented with commodity derivative gains (losses) broken out into realized gain/(loss) from derivatives and unrealized gain (loss) from derivatives as described in Note 5 — Derivative Financial Instruments.

The CODM uses consolidated net income as a measure of profitability to evaluate segment performance to allocate the appropriate resources to drive efficiencies and develop growth strategies.

Interest income for the three months ended September 30, 2026 (Successor), the period from March 4, 2026 through September 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor) was $0.1 million, $0.3 million and $0.1 million, respectively, and is recorded within Interest expense in the condensed consolidated statements of operations.

Interest income for the three and nine months ended September 30, 2025 (Predecessor) was $0.1 million and $0.7 million, respectively, and is recorded within Interest expense in the condensed consolidated statements of operations.

NOTE 14. INCOME TAXES

The Company recognized an income tax benefit of $13.8 million, $16.8 million and $0.0 million for the three months ended September 30, 2026 (Successor), the period from March 4, 2026 through September 30, 2026 (Successor) and the period from January 1, 2026 through March 3, 2026 (Predecessor), respectively.

The Company recognized an income tax expense of $0.0 million and $1.0 million for the three and nine months ended September 30, 2025 (Predecessor), respectively.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The tax effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company’s interim effective tax rate, inclusive of any discrete items, was 21.24% for the period from March 4, 2026 through September 30, 2026 (Successor). The Company’s effective income tax rate differs from the U.S. statutory rate primarily because the income attributable to the non-controlling interest is pass-through income not subject to U.S. federal income tax within the entities included in the Company’s condensed consolidated financial statements.

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

In connection with the Business Combination, the Company recorded an opening deferred tax liability of $2.9 million. The deferred tax liability consists of differences between the Company’s outside basis in its investment in Opco, transaction costs, and the earnout liability. The Company recorded a deferred tax benefit of $17.0 million during the period from March 4, 2026 through September 30, 2026 (Successor), resulting in a deferred tax asset of $14.1 million as of September 30, 2026. As of December 31, 2025, there were no deferred taxes.

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

As of both September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation

In the opinion of management, any claims and legal actions that may arise, or may have arisen in the ordinary course of business will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity based on the information and status of existing claims or actions as of September 30, 2026.

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

NOTE 16. RELATED PARTY TRANSACTIONS

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

NOTE 17. SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, management has evaluated all subsequent events and transactions for potential recognition or disclosure through the date of filing.

On October 9, 2026, Presidio WAB LLC, a wholly-owned indirect subsidiary of the Company, completed the acquisition of additional working interest in existing oil and gas properties located in the Arkoma Basin of Oklahoma, from Ventana Exploration and Production II, LLC. The acquisition has an effective date of August 1, 2026. The Company paid a preliminary purchase price of $4.3 million in cash, funded with cash on hand.

On October 21, 2026, the Company sold leasehold and mineral interests in various oil and gas properties located in Oklahoma in exchange for $7.1 million in proceeds resulting in no gain from the sales.

On November 6, 2026, the Company entered into interest rate swaps in accordance with the hedge compliance requirements in the Loan Agreement.

On November 12, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.375 per share of Class A Common Stock, payable on December 16, 2026, to stockholders of record as of December 2, 2026. The holders of Series B Convertible Redeemable Preferred Stock are entitled to a corresponding dividend of $0.375 per share of Class A Common Stock on an as-converted basis. A corresponding distribution of $0.375 per Opco Common Unit was declared to holders of Opco Common Units.

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

Overview

Presidio is an independent energy company headquartered in Texas and founded in 2017. The Company is primarily engaged in oil and gas exploration and production, with operations concentrated across the Western Anadarko Basin of Texas, Oklahoma, and Kansas and the Arkoma Basin of Oklahoma. The Company’s strategy is centered on acquiring existing producing assets and applying engineering expertise and AI data driven analytics to enhance performance and extend asset life. The proven business model is designed to create sustainable value by investing in long-lived reserves, reducing emissions, improving asset integrity, and generating consistent, hedge-protected cash flow. Unlike many peers focused on new resource development, Presidio maximizes value by fully exploiting existing reserves — safely and efficiently operating wells to extend their productive lives and economic contribution.

Management places emphasis on operating cash flow in managing the business as operating cash flow considers the cash expenses incurred during the period and excludes non-cash expenditures not directly related to operations.

As discussed in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, our condensed consolidated financial statements present a Predecessor period from January 1, 2026 through March 3, 2026 and a Successor period from March 4, 2026 through September 30, 2026, which are presented on different bases of accounting as a result of the Business Combination and are not comparable. To facilitate comparison to the nine months ended September 30, 2025, in certain places in this discussion we present amounts for the nine months ended September 30, 2026 on a “combined Successor and Predecessor basis,” which is the arithmetic sum of the Successor and Predecessor period amounts without pro forma or other adjustments. The combined presentation is not in accordance with GAAP and is not necessarily indicative of the results that would have been reported had the Business Combination occurred on January 1, 2026, principally because the Successor period reflects depletion based on the fair values assigned to our oil and natural gas properties as of the Closing Date, income taxes at the Company level, interest expense on our post-closing debt structure, and the results of the EQVR Acquisition and Arkoma Acquisition from their respective closing dates. Management believes the combined presentation is useful to investors because it provides a full nine-month period for comparison; however, it should be considered together with, and not as a substitute for, the separate Successor and Predecessor period amounts presented in our condensed consolidated financial statements and in the tables below.

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

Current uncertainties impacting market conditions include the ongoing war in Ukraine, conflict in the Middle East, interest rate volatility, global and regional supply chain disruptions, and the potential imposition of new tariffs. Additional pressures such as OPEC+’s decision to potentially increase production, concerns over a potential economic slowdown or recession, and instability in the financial sector have contributed to recent pricing volatility and are expected to continue influencing markets through 2026 and beyond.

At the local level, the Company remains dependent on the reliability and performance of infrastructure required to gather, process, and transport its crude oil, natural gas and NGLs.

Pursuant to the terms of its ABS III Notes, Citizens RBL and GS Warehouse, the Company is required to employ a hedging strategy in which we, at all times, maintain 24 months in the case of the ABS III Notes, 36 months in the case of the Citizens RBL, and 36 months in the case of the GS Warehouse of commodity hedges in an amount not less than 85%, 75%, and 85%, respectively, of the projected production of oil, natural gas, natural gas basis and NGLs, limiting downside risk from material change in commodity prices. Even so, the remainder of the Company’s unhedged production exposed to commodity price volatility would negatively impact the Company’s results of operations if commodity prices were to decline materially from current levels.

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

Prices for various quantities of oil, natural gas and NGLs that are produced significantly impact revenues and cash flows. The following table summarizes average commodity prices for the periods presented with Henry Hub on a per Mcf basis, and with Mont Belvieu and WTI on a per barrel of oil basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
WTI (per Bbl)	$84.78	$64.92	$83.11	$66.79
Henry Hub (per Mcf)	$2.96	$3.07	$3.64	$3.39
Mont Belvieu (per Bbl)	$32.98	$25.26	$31.03	$27.58

Commodity Prices

WTI Oil Pricing

The average WTI oil price was $84.78 per Bbl for the three months ended September 30, 2026 (Successor), a 31% increase from $64.92 per Bbl for the three months ended September 30, 2025 (Predecessor). Settled derivatives reduced realized oil prices by $22.58 per Bbl in the three months ended September 30, 2026 (Successor), compared to a reduction of $6.50 per Bbl in the three months ended September 30, 2025 (Predecessor).

The average WTI oil price was $83.11 per Bbl for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, a 24% increase from $66.79 per Bbl for the nine months ended September 30, 2025 (Predecessor). Settled derivatives reduced realized oil prices by $22.79 per Bbl in the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $7.75 per Bbl in the nine months ended September 30, 2025 (Predecessor).

Henry Hub Natural Gas Pricing

The average Henry Hub natural gas price was $2.96 per Mcf for the three months ended September 30, 2026 (Successor), a 4% decrease from $3.07 per Mcf for the three months ended September 30, 2025 (Predecessor). Settled derivatives increased realized gas prices by $2.05 per Mcf in the three months ended September 30, 2026 (Successor), compared to a reduction of $0.27 per Mcf in the three months ended September 30, 2025 (Predecessor).

The average Henry Hub natural gas price was $3.64 per Mcf for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, a 7% increase from $3.39 per Mcf for the nine months ended September 30, 2025 (Predecessor). Settled derivatives increased realized gas prices by $1.32 per Mcf in the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $0.44 per Mcf in the nine months ended September 30, 2025 (Predecessor).

Mont Belvieu NGLs Pricing

The average Mont Belvieu NGL price was $32.98 per Bbl for the three months ended September 30, 2026 (Successor), a 31% increase from $25.26 per Bbl for the three months ended September 30, 2025 (Predecessor). Settled derivatives reduced realized NGL prices by $7.85 per Bbl in the three months ended September 30, 2026 (Successor), compared to a reduction of $3.67 per Bbl in the three months ended September 30, 2025 (Predecessor).

The average Mont Belvieu NGL price was $31.03 per Bbl for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, a 13% increase from $27.58 per Bbl for the nine months ended September 30, 2025 (Predecessor). Settled derivatives reduced realized NGL prices by $7.18 per Bbl in the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to a reduction of $5.05 per Bbl in the nine months ended September 30, 2025 (Predecessor).

Results of Operations

The following tables set forth the results of operations for the three months ended September 30, 2026 (Successor), the period from March 4, 2026 through September 30, 2026 (Successor), the period from January 1, 2026 through March 3, 2026 (Predecessor), and the three and nine months ended September 30, 2025 (Predecessor). Average sales prices are derived from accrued accounting data for the relevant period indicated. Due to normal production declines and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 4, 2026 to	January 1, 2026 to	Nine Months Ended
(dollar amounts in thousands, except for per unit amounts)	September 30, 2026	September 30, 2025	September 30, 2026	March 3, 2026	September 30, 2025
Net Production:
Oil (MBbl)	317	327	740	197	990
Natural Gas (MMcf)	8,285	6,573	17,446	4,070	19,607
Natural gas liquids (MBbl)	706	529	1,449	329	1,588
Total Production (MBoe)	2,404	1,952	5,097	1,204	5,846
Average daily production (MBoe/d)	26.1	21.2	24.2	19.4	21.4
Average realized sales price (excluding impact of derivatives settled in cash)
Oil (per Bbl)	$82.60	$65.55	$88.73	$61.00	$65.18
Natural gas (per Mcf)	1.46	1.52	1.25	4.30	1.88
Natural gas liquids (per Bbl)	26.57	21.32	26.61	18.87	22.27
Total (per Boe)	$23.72	$21.89	$24.72	$29.67	$23.38
Average realized sales price (including impact of derivatives settled in cash)
Oil (per Bbl)	$60.02	$59.05	$61.49	$54.90	$57.42
Natural gas (per Mcf) (1)	3.51	1.25	3.39	2.08	1.48
Natural gas liquids (per Bbl)	18.72	17.65	18.07	17.71	17.45
Total (per Boe)	$25.49	$18.89	$25.67	$20.85	$19.41
Sales Revenue
Oil sales	$26,183	$21,435	$65,659	$12,017	$64,497
Natural gas sales	12,088	10,008	21,763	17,497	36,798
Natural gas liquids sales	18,755	11,280	38,561	6,207	35,360
Total oil, natural gas and NGLs sales	$57,026	$42,723	$125,983	$35,721	$136,655
Field services revenue	305	213	693	155	846
Total revenue	$57,331	$42,936	$126,676	$35,876	$137,501
Gain (loss) on settled derivatives
Oil derivatives settled	$(7,156)	$(2,126)	$(20,154)	$(1,201)	$(7,672)
Natural gas derivatives settled (1)	16,951	(1,782)	37,413	(9,039)	(7,868)
Natural gas liquids derivatives settled	(5,537)	(1,944)	(12,382)	(381)	(7,647)
Net gain (loss) on commodity derivative settlements	$4,258	$(5,852)	$4,877	$(10,621)	$(23,187)

(1)	Includes a one-time realized loss of $2.2 million resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination, incurred in March 2026.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 4, 2026 to	January 1, 2026 to	Nine Months Ended
(dollar amounts in thousands, except for per unit amounts)	September 30, 2026	September 30, 2025	September 30, 2026	March 3, 2026	September 30, 2025
Costs and Expenses (per Boe)
Lease operating expenses	$9.10	$9.23	$9.27	$10.20	$9.79
Production taxes (1)	$1.46	$1.31	$1.47	$1.74	$1.33
Ad valorem taxes	$0.53	$0.58	$0.49	$0.63	$0.65
Depletion, oil and gas properties	$6.63	$3.70	$6.96	$3.55	$3.73
Depreciation and amortization, other property and equipment	$0.26	$0.44	$0.34	$0.56	$0.41
Accretion of asset retirement obligation	$0.50	$0.53	$0.53	$0.53	$0.53
General and administrative (2)	$3.55	$0.54	$3.41	$40.40	$3.21
Acquisition and transaction costs	$1.59	$0.30	$0.90	$5.81	$0.23
Costs of field services revenue	$—	$—	$—	$0.01	$0.02

(1)	$/Boe is not a useful metric for evaluating taxes.

(2)	Includes share-based compensation expense related to restricted stock units for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor). Also includes share-based compensation expense associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination for the period from January 1, 2026 through March 3, 2026 (Predecessor) and distributions to Class B unitholders following the sale of certain undeveloped properties for the nine months ended September 30, 2025 (Predecessor).

Sources of Our Revenue

Our revenues are primarily generated from the sale of oil, natural gas and NGLs produced from our operated and non-operated wells. Oil is sold at the wellhead under index-based contracts, while natural gas is delivered to third-party midstream processors, who gather, process, and market the product; our reported revenues are net of related gathering, processing, and transportation costs, except for certain Arkoma contracts for which we are the principal. NGLs are extracted during processing and marketed separately, with net proceeds remitted to us.

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

Oil, Natural Gas and NGLs Sales

Total oil, natural gas, and NGL revenue for the three months ended September 30, 2026 (Successor) was $57.0 million, a 33% increase from $42.7 million for the three months ended September 30, 2025 (Predecessor). The increase was driven by a 8% increase in average realized sales price (excluding hedges) and a 23% increase in production. Pricing changes included a 26% increase in oil prices and a 25% increase in NGLs prices, offset by a 4% decrease in gas prices. The increase in production was primarily due to the effects of the EQVR Acquisition and Arkoma Acquisition, offset by natural production declines.

Total oil, natural gas, and NGL revenue for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis was $161.7 million, an 18% increase from $136.7 million for the nine months ended September 30, 2025 (Predecessor). The increase was driven by a 10% increase in average realized sales price (excluding hedges) and an 8% increase in production. Pricing changes included a 27% increase in oil prices and a 13% increase in NGLs prices, offset by a 3% decrease in gas prices. The increase in production was primarily due to the effects of the EQVR Acquisition and Arkoma Acquisition, offset by natural production declines.

Derivative Financial Instruments

The Company recorded the following gain (loss) on derivative financial instruments in the condensed consolidated statement of operations for the periods presented:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 4, 2026 to	January 1, 2026 to	Nine Months Ended
(dollar amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	March 3, 2026	September 30, 2025
Net gain (loss) on commodity derivative settlements	$4,258	$(5,852)	$4,877	$(10,621)	$(23,187)
Gain (loss) on fair value adjustments of unsettled financial instruments	(66,462)	17,368	(75,423)	(17,284)	38,759
Total commodity derivative gain (loss)	$(62,204)	$11,516	$(70,546)	$(27,905)	$15,572

For the three months ended September 30, 2026 (Successor), the total loss on derivative financial instruments was $62.2 million, compared to a gain of $11.5 million for the three months ended September 30, 2025 (Predecessor). This included a $66.5 million loss from marking unsettled contracts to fair value, down from an $17.4 million gain in the three months ended September 30, 2025 (Predecessor). Cash gains on settled derivatives were $4.3 million for the three months ended September 30, 2026 (Successor), due to lower market prices for natural gas relative to hedge contract prices partially offset by higher crude oil and NGLs prices as compared to hedge contract prices. Cash losses on settled derivatives were $5.9 million for the three months ended September 30, 2025 (Predecessor), primarily reflecting higher market prices for crude oil, natural gas, and NGLs as compared to hedge contract prices.

For the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, the total loss on derivative financial instruments was $98.5 million, compared to a gain of $15.6 million for the nine months ended September 30, 2025. This included a $92.7 million loss from marking unsettled contracts to fair value, down from an $38.8 million gain in the nine months ended September 30, 2025 (Predecessor). Cash losses on settled derivatives were $5.7 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, due to higher market prices for crude oil and NGLs as compared to hedge contract prices, as well as a $2.2 million realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination, partially offset by lower market prices for natural gas relative to hedge contract market prices. Cash losses on settled derivatives were $23.2 million for the nine months ended September 30, 2025 (Predecessor), primarily reflecting higher market prices for crude oil, natural gas, and NGLs as compared to hedge contract prices.

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

Lease Operating Expenses

Lease operating expenses (“LOE”) were $21.9 million for the three months ended September 30, 2026 (Successor), compared to $18.0 million for the three months ended September 30, 2025 (Predecessor). On a per Boe basis, LOE per Boe decreased 1% to $9.10 per Boe for the three months ended September 30, 2026 (Successor), from $9.23 per Boe for the three months ended September 30, 2025 (Predecessor). The decrease in LOE per Boe was primarily driven by the addition of production from the EQVR Acquisition and Arkoma Acquisition, partially offset by a decline in base production.

LOE were $59.5 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $57.2 million for the nine months ended September 30, 2025. On a per Boe basis, LOE per Boe decreased 4% to $9.44 per Boe for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, from $9.79 per Boe for the nine months ended September 30, 2025 (Predecessor). The decrease in LOE per Boe was primarily driven by the addition of production from the EQVR Acquisition and Arkoma Acquisition, partially offset by a decline in base production.

Production Taxes

Production and other taxes are paid on produced oil and natural gas based on rates established by federal, state, or local taxing authorities. In general, production and other taxes paid correlate to changes in oil, natural gas and NGLs revenues. Production taxes are based on the market value of production at the wellheads.

Production taxes totaled $3.5 million ($1.46 per Boe) for the three months ended September 30, 2026 (Successor), compared to $2.6 million ($1.31 per Boe) for the three months ended September 30, 2025 (Predecessor). The increase primarily reflects higher revenues.

Production taxes totaled $9.6 million ($1.52 per Boe) for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $7.8 million ($1.33 per Boe) for the nine months ended September 30, 2025 (Predecessor). The increase primarily reflects higher revenues.

Ad Valorem Taxes

The Company’s properties in Texas and Kansas are also subject to ad valorem taxes in the counties where the production is located. Ad valorem taxes are based on the fair market value of mineral interests for producing wells.

Ad valorem taxes totaled $1.3 million ($0.53 per Boe) for the three months ended September 30, 2026 (Successor), compared to $1.1 million ($0.58 per Boe) for the three months ended September 30, 2025 (Predecessor).

Ad valorem taxes totaled $3.2 million ($0.52 per Boe) for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $3.8 million ($0.65 per Boe) for the nine months ended September 30, 2025 (Predecessor).

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) totaled $16.5 million ($6.89 per Boe) for the three months ended September 30, 2026 (Successor), compared to $8.1 million ($4.14 per Boe) for the three months ended September 30, 2025 (Predecessor). The increase was primarily attributable to higher oil and gas properties values resulting from the Business Combination, EQVR Acquisition and Arkoma Acquisition.

DD&A totaled $42.2 million ($6.69 per Boe) for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $24.2 million ($4.14 per Boe) for the nine months ended September 30, 2025 (Predecessor). The increase was primarily attributable to higher oil and gas properties values resulting from the Business Combination, EQVR Acquisition and Arkoma Acquisition.

General and Administrative

General and administrative (“G&A”) expense totaled $8.5 million for the three months ended September 30, 2026 (Successor), compared to $1.0 million for the three months ended September 30, 2025 (Predecessor). The increase was driven by $2.4 million of compensation expense related to RSUs and $3.8 million of incremental personnel and other costs since the closing of the Business Combination.

G&A expense totaled $66.0 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $18.8 million for the nine months ended September 30, 2025 (Predecessor). The increase was driven by $47.0 million of compensation expense recognized in connection with the accrual of a share-based compensation liability associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination, $5.1 million of compensation expense related to RSUs, and $6.2 million of incremental personnel and other costs since the closing of the Business Combination, which was offset by a $15.0 million PIH Class B unit compensation payout in the prior period.

Acquisition and Transaction Costs

Acquisition and transaction costs totaled $3.8 million for the three months ended September 30, 2026 (Successor), compared to $0.6 million for the three months ended September 30, 2025 (Predecessor). The increase was driven primarily by transaction costs incurred for acquisitions.

Acquisition and transaction costs totaled $11.6 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $1.4 million for the nine months ended September 30, 2025 (Predecessor). The increase was driven primarily by $7.8 million of transaction costs recognized in the combined Successor and Predecessor periods in connection with the Business Combination and transaction costs incurred for acquisitions.

Interest Expense

Interest expense totaled $7.6 million for the three months ended September 30, 2026 (Successor), compared to $6.1 million for the three months ended September 30, 2025 (Predecessor). The increase reflects $0.9 million of interest expense related to the Goldman Sachs senior secured warehouse credit facility offset by the repayments of the principal under the ABS facility, which requires monthly interest and amortization determined by deal-specific metrics, including production volumes, commodity pricing, and operating costs.

Interest expense totaled $17.5 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $18.5 million for the nine months ended September 30, 2025 (Predecessor). The decrease reflects the repayments of the principal under the ABS facility, which requires monthly interest and amortization determined by deal-specific metrics, including production volumes, commodity pricing, and operating costs offset by $0.9 million of interest expense related to the Goldman Sachs senior secured warehouse credit facility.

Loss on Early Extinguishment of Debt

For the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, we recognized a loss on early extinguishment of debt totaling $4.5 million, related to the loss associated with the redemption of the ABS II Notes in connection with the June 2026 refinancing described in Note 8 — Debt to the condensed consolidated financial statements. We did not recognize any loss on early extinguishment of debt during the three months ended September 30, 2026 (Successor) or the three or nine months ended September 30, 2025 (Predecessor).

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 4, 2026 to	January 1, 2026 to	Nine Months Ended
(dollar amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	March 3, 2026	September 30, 2025
Net Income (Loss) (GAAP)	$(50,727)	$16,976	$(62,214)	$(71,339)	$23,896
Depletion, oil and gas properties	15,929	7,226	35,464	4,276	21,790
Depreciation of other property and equipment	616	851	1,738	673	2,400
Accretion of asset retirement obligation	1,199	1,044	2,717	643	3,079
Loss (gain) from sale of assets	5	(948)	(183)	(816)	(6,741)
Loss on ARO liabilities	—	94	149	—	794
Unrealized (gain) loss from derivative transactions	66,462	(17,368)	75,423	17,284	(38,759)
Change in fair value of earnout liability	(4,531)	—	(1,655)	—	—
Loss on early extinguishment of debt	—	—	4,475	—	—
Share-based compensation (1)	2,431	—	5,084	46,982	15,000
Acquisition and transaction costs	3,817	592	4,585	6,993	1,367
Interest expense	7,576	6,059	13,577	3,920	18,493
Non-recurring cost (2)	100	—	2,506	—	—
Income tax expense (benefit)	(13,784)	28	(16,777)	—	990
Adjusted EBITDA	$29,093	$14,554	$64,889	$8,616	$42,309
Realized (gain) loss from derivative transactions (3)	(4,258)	5,852	(7,061)	10,621	23,187
Adjusted Unhedged EBITDA	$24,835	$20,406	$57,828	$19,237	$65,496

(1)	Includes share-based compensation expense related to restricted stock units for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor). Also includes share-based compensation expense associated with the final vesting and settlement of PIH’s Class B units upon the closing of the Business Combination for the period from January 1, 2026 through March 3, 2026 (Predecessor) and distributions to Class B unitholders following the sale of certain undeveloped properties for the nine months ended September 30, 2025 (Predecessor).
(2)	Includes a one-time realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination for the period from March 4, 2026 through September 30, 2026 (Successor). Includes a one-time severance fee for the three months ended September 30, 2026 (Successor) and the period from March 4, 2026 through September 30, 2026 (Successor).
(3)	Excludes a one-time realized loss resulting from the modification of certain natural gas swap contracts concurrent with the Business Combination for the period from March 4, 2026 through September 30, 2026 (Successor). There were no one-time adjustments for the three months ended September 30, 2026 (Successor).

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

On July 1, 2026, the Company entered into the GS Warehouse, a senior secured warehouse facility with aggregate commitments of up to $1.0 billion, consisting of a $55.0 million closing date loan used to fund the Arkoma Acquisition and $945.0 million of delayed draw commitments available through June 30, 2028. Delayed draw loans may be used only to fund the purchase price of additional qualifying oil and natural gas assets and are subject to lender approval and other conditions; accordingly, the GS Warehouse provides acquisition financing rather than general working capital liquidity. Cash flows from assets financed under the GS Warehouse are applied through a monthly priority of payments, including a sweep of 20% of excess cash flow to repay principal, increasing to 100% upon certain trigger events and following the second anniversary of each borrowing, and remaining cash may be distributed to the Company only if certain conditions are satisfied. As of September 30, 2026, $54.3 million was outstanding under the GS Warehouse.

On March 4, 2026, the Company entered into a Reserve Based Lending instrument with Citizens Bank secured by its WAB assets (“Citizens RBL”). The facility provides additional liquidity with a borrowing base of $60.0 million, aggregate maximum credit amounts of $500.0 million, and matures on March 4, 2030. As of September 30, 2026, the Citizens RBL had no outstanding borrowings, following the Company’s repayment in full of the $37.0 million then-outstanding balance on June 9, 2026 in connection with the refinancing described below. This RBL supplements the Company’s existing sources of liquidity and further supports management’s assessment that the Company will be able to satisfy working capital requirements, debt service obligations, and planned capital investments during the look-forward period. However, the Company’s ability to satisfy working capital requirements, debt service obligations, and planned capital investments will ultimately depend on future operating performance, which is subject to prevailing economic conditions in the oil and natural gas industry and other factors beyond management’s control.

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

As of September 30, 2026, the Company had cash and cash equivalents of $37.4 million in addition to $13.8 million held in restricted cash required as part of its ABS securitized debt and GS Warehouse to fund interest payments. As of December 31, 2025, the Company had cash and cash equivalents of $4.1 million and restricted cash of $11.2 million.

Capital expenditures totaled $0.4 million for the three months ended September 30, 2026 (Successor), compared to $0.3 million in the three months ended September 30, 2025 (Predecessor). Capital expenditures totaled $1.7 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, compared to $1.6 million in the nine months ended September 30, 2025 (Predecessor). Capital expenditures primarily related to operated capital workovers and non-operated asset capital projects. The Company expects to meet its capital expenditure needs for the foreseeable future through operating cash flow and existing cash and cash equivalents.

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

We believe this refinancing extends our debt maturity profile, diversifies our note-holder base, and provides additional liquidity to support our capital program. As a result of the refinancing, we recognized a loss on early extinguishment of debt of $4.5 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis. See Note 8 — Debt for further discussion.

At September 30, 2026, outstanding borrowings under the ABS III Notes and GS Warehouse totaled $344.5 million and $54.3 million, respectively, and $1.8 million was drawn on the Trail Dust advancing term loan. The Citizens RBL was repaid in full on June 9, 2026 in connection with the refinancing described above; the facility remained open, with the full $60.0 million borrowing base available for future draws as of September 30, 2026.

At September 30, 2026, we were in compliance with all covenants under the ABS III Notes, Citizens RBL, GS Warehouse and the Trail Dust loan.

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

Future Liquidity Outlook

We expect our liquidity sources will be sufficient to meet operating and financing needs, including scheduled debt service, anticipated capital expenditures, and working capital requirements, for at least the next twelve months and beyond such twelve-month period. Future liquidity will depend on commodity price realizations, production volumes, and hedge settlements. Sustained changes in commodity prices or operating costs may influence our cash flow generation and could require adjustments to our capital allocation priorities, including the pace of reinvestment, distribution levels, or financing strategy. The Citizens RBL supplements the Company’s existing sources of liquidity and further supports management’s assessment that the Company will be able to satisfy working capital requirements, debt service obligations, and planned capital investments during the look-forward period. However, the Company’s ability to satisfy working capital requirements, debt service obligations, and planned capital investments will ultimately depend on future operating performance, which is subject to prevailing economic conditions in the oil and natural gas industry and other factors beyond management’s control.

Our principal cash requirements over the next twelve months are scheduled principal and interest on the ABS III Notes, GS Warehouse and Trail Dust Loan (see Note 8 — Debt for scheduled maturities), cash dividends on the Series A Redeemable Preferred Stock at a minimum of 8.0% per annum, and, to the extent declared by our Board of Directors, quarterly dividends on our Class A Common Stock, currently $0.375 per share, with corresponding distributions on Opco Common Units and as-converted Series B Convertible Redeemable Preferred Stock, which we expect to fund from operating cash flow, cash and cash equivalents of $37.4 million at September 30, 2026. We also have $60.0 million of availability under the Citizens RBL and cash available to us is also subject to the GS Warehouse excess cash flow sweep and, upon a Trigger Event, the Series A redemption provisions described in Note 8 — Debt and Note 10 — Redeemable Preferred Stock and Stockholders’ Equity (Successor). In addition, our commodity derivatives were in a net liability position at September 30, 2026 ($26.0 million current and $34.2 million noncurrent), and based on forward prices at that date we expect to make net cash settlements on our oil and NGL swaps as they mature, which will reduce the cash we realize from production during periods of higher commodity prices.

Cash Flows

Our cash flows for the nine months ended September 30, 2026 and 2025:

	Successor	Predecessor
	March 4, 2026 to	January 1, 2026	Nine Months Ended
(dollar amounts in thousands)	September 30, 2026	to March 3, 2026	September 30, 2025
Net cash provided by (used in) operating activities	$(78,880)	$5,202	$5,831
Net cash provided by (used in) investing activities	(196,889)	(168)	3,623
Net cash provided by (used in) financing activities	311,896	(1,398)	(92,247)
Net change in cash, cash equivalents, and restricted cash	$36,127	$3,636	$(82,793)

Operating Activities

Net cash used in operating activities increased $79.5 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, as compared to the nine months ended September 30, 2025 (Predecessor), primarily due to $92.8 million paid for a derivative contract modification, $25.9 million paid for transaction expenses, partially offset by $15.0 million in incentive compensation payments to Class B unitholders and $17.4 million of higher derivative payments in the prior period.

Investing Activities

Net cash used in investing activities increased by $200.7 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, as compared to the nine months ended September 30, 2025 (Predecessor), primarily due to $203.9 million in cash paid for acquisitions pursuant to the Business Combination, EQVR Acquisition and Arkoma Acquisition, net of cash acquired, offset by more proceeds received from asset divestitures totaling $10.1 million in the first nine months of 2026 compared to proceeds received from asset divestitures of $6.7 million in the same period for 2025.

Financing Activities

Net cash provided by financing activities increased by $402.7 million for the nine months ended September 30, 2026 on a combined Successor and Predecessor basis, as compared to the nine months ended September 30, 2025 (Predecessor). The increase was primarily due to $226.6 million of net proceeds from the common and preferred equity financings, net of deferred issuance costs, and $54.2 million in borrowings under the new GS Warehouse, net of debt issuance costs, in connection with the Arkoma Acquisition, and $34.4 million in borrowings under the Citizens RBL, net of debt issuance costs, in connection with the Business Combination, and $341.4 million in proceeds, net of issuance costs, from the issuance of the ABS III Notes, combined with a $60.0 million member distribution during the nine months ended September 30, 2025 (Predecessor). The proceeds of the issuance of the ABS III Notes were partially offset by $262.5 million used to redeem the ABS II Notes and $37.0 million used to repay the outstanding balance under the Citizens RBL in connection with the June 2026 refinancing.

Known Contractual and Other Obligations

Contractual Obligations and Contingent Liabilities and Commitments

The Company has various contractual obligations arising in the normal course of operations and financing activities. These include commitments under the ABS III Notes, Citizens RBL and GS Warehouse, which require periodic principal and interest payments (see Note 8 — Debt of the notes to the condensed consolidated financial statements). Presidio also has contractual obligations that may result in payments upon settlement of commodity derivative contracts (see Note 5 — Derivative Financial Instruments of the notes to the condensed consolidated financial statements). Additionally, the Company maintains both short-term and long-term lease obligations, primarily related to vehicle leases and office facilities.

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

There have been no changes to our significant accounting policies and critical accounting estimates as of September 30, 2026 except as follows.

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

Estimated fair values ascribed to assets acquired can have a significant impact on future results of operations presented in our financial statements. A higher fair value ascribed to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserve quantities, development costs and operating costs. In the event that future commodity prices or reserve quantities are lower than those used as inputs to determine estimates of acquisition date fair values, the likelihood increases that certain costs may be determined to not be recoverable. See Note 3 — Business Combinations of our condensed consolidated financial statements for further discussion of business combinations.

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

Additionally, the Company also enters into derivative financial instruments, which are recorded as assets or liabilities depending on current market pricing. The Company leverages its internal resources to design and manage its derivative-related risk management activities, but also engages with third party providers to assist with the execution of derivative transactions and provide commodity trading and risk management applications.

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

	Successor		Predecessor
	September 30, 2026		December 31, 2025
(dollar amounts in thousands)	Borrowings	Interest Rate (1)	Borrowings	Interest Rate (1)
ABS III Notes	$344,459	5.9% - 6.7%	—	—
ABS II Notes (2)	—	—	$266,892	7.8% - 8.4%
WAB RBL (3)	—	—	$3,500	7.3%
Citizens RBL (4)	$—	7.3% - 9.3%	—	—
GS Warehouse	$54,335	6.7% - 8.7%	—	—
Trail Dust Loan	$1,846	7.3%	$2,266	7.3%

(1)	The interest rate on the ABS III Notes, ABS II Notes, and Trail Dust Loan represents the weighted average fixed rate of the notes. The interest rates presented for the WAB RBL, Citizens RBL and GS Warehouse represent the floating rate in effect as of the balance sheet date for each column presented — September 30, 2026 for the Successor column and December 31, 2025 for the Predecessor column.
(2)	The ABS II Notes were redeemed in full on June 9, 2026 in connection with the Company’s June 2026 debt refinancing. See Note 8 — Debt.
(3)	The WAB RBL was assumed by the Company in connection with the Business Combination and settled in full on March 4, 2026. See Note 8 — Debt.
(4)	The Citizens RBL had no outstanding balance as of September 30, 2026, following the repayment described in Note 8 — Debt; the rate presented reflects the facility’s contracted rate structure, which remains in effect as the facility remains open with its full $60.0 million borrowing base available.

The ABS III Notes and Trail Dust Loan are fixed-rate instruments and therefore not exposed to market interest rate fluctuations, whereas the WAB RBL, Citizens RBL and GS Warehouse credit facilities bear interest at floating rates. A hypothetical 100 basis point change in interest rates to the credit facilities would result in an annual change to interest expense as illustrated below:

	Successor	Predecessor
(dollar amounts in thousands)	September 30, 2026	December 31, 2025
+100 Basis Points	$543	$58
-100 Basis Points	$(543)	$(58)

The Company strives to maintain a prudent balance of floating and fixed-rate borrowing exposure, particularly during uncertain market conditions. As part of its risk mitigation strategy, the Company may enter into swap arrangements to adjust its exposure to floating or fixed interest rates, depending on changes in the composition of borrowings in its portfolio. Consequently, the total principal hedged through the use of derivative financial instruments may vary from period to period. The GS Warehouse credit facility also required interest rate hedges on at least 75% of total outstanding borrowings for five years, to be entered into within 30 days of closing (up to 90 days with lender consent) and within three business days of each subsequent borrowing. These hedges reduce, but do not eliminate, exposure to interest rate volatility and may also limit the benefits we receive from interest rate reductions. As of September 30, 2026, the Company had not entered into any interest rate hedges. For additional information regarding the ABS III Notes, ABS II Notes, WAB RBL, Citizens RBL, GS Warehouse and Trail Dust Loan, refer to Note 8 — Debt.

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

To mitigate the risk of fluctuations in commodity prices, the Company enters into derivative financial instruments, primarily fixed-price swaps. Under the terms of our ABS debt agreements, we are required to hedge a significant portion of our forecasted production volumes, including at least 85% of oil production for five years, 85% of natural gas production for seven years, and 85% of NGLs production for three years, with an additional requirement to hedge 75% of projected NGLs production for the two-year period thereafter. The Citizens Bank credit facility (see Note 8 — Debt) also includes certain hedging requirements in which we, at all times, maintain three years of commodity hedges in an amount not less than 75% of the projected production of oil, natural gas and NGLs. The new GS Warehouse credit facility (see Note 8 — Debt) requires similar commodity hedging of at least 85% of oil production for five years, 85% of natural gas production for seven years, and 85% of NGLs production for three years, and additionally requires us to hedge basis risk on at least 85% of projected oil and natural gas production for three years. Commodity hedge positions under the GS Warehouse credit facility may not exceed 100% of projected production. These hedges reduce, but do not eliminate, exposure to commodity price volatility and may also limit the benefits we receive from price increases.

By removing price volatility from a substantial portion of our expected production through 2032, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flows. For additional information regarding derivative financial instruments, refer to Note 5 — Derivative Financial Instruments.

Credit and Counterparty Risk

The Company is exposed to credit and counterparty risk from the sale of its oil, natural gas and NGLs production. Accounts receivable, oil and natural gas represent amounts due from purchasers of these commodities, and their collectability depends on the financial condition of each customer. The Company evaluates the financial condition of customers before extending credit and generally does not require collateral. As of September 30, 2026 three customers each accounted for more than 10% of the Company’s commodity revenues, and a similar concentration existed in receivable balances at period end. As of December 31, 2025, four customers each accounted for more than 10% of the Company’s commodity revenues, and a similar concentration existed in receivable balances at period end. No other customer accounted for more than 10% of total accounts receivable, oil and natural gas in either period.

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

Collateral Risk

As of September 30, 2026, and December 31, 2025, the Company has pledged substantially all of its upstream oil and natural gas properties, along with certain midstream assets, to secure borrowings under its debt instruments. The fair value of the collateral is based on reserve estimates prepared by an independent petroleum engineering firm, which utilize estimated future cash flows discounted at 10% and commodity futures pricing. These pledged assets secure repayment obligations under the Company’s ABS III Notes, Citizens RBL, GS Warehouse and Trail Dust Loan.

For additional information regarding acquisitions and borrowings, refer to Note 8 — Debt.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in the section titled Risk Factors in the Proxy Statement/Prospectus, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2026, in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, we issued (i) an aggregate of 1,253 shares of Series A Redeemable Preferred Stock to the existing holders of such Series A Redeemable Preferred Stock as paid-in-kind dividends, (ii) 117,106 shares of Class A Common Stock as DRIP shares and (iii) 3,073 shares of Class A Common Stock to a holder of Opco Units upon such holder’s exercise of their right to exchange of an equivalent number of Opco Units and Class B Common Stock for such Class A Common Stock. For additional information, see Note 10 — Redeemable Preferred Stock and Stockholders’ Equity (Successor) of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Except as described above, during the quarter ended September 30, 2026, we did not issue any unregistered securities that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated August 5, 2025, by and among EQV Ventures Acquisition Corp., Prometheus PubCo Inc., Prometheus PubCo Merger Sub Inc., Prometheus Holdings LLC, Prometheus Merger Sub LLC and Presidio Investment Holdings LLC (incorporated by reference to Exhibit 2.1 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 11, 2025).
3.1	Amended and Restated Certificate of Incorporation of Presidio Production Company (incorporated by reference to Exhibit 3.1 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.2	Amended and Restated Bylaws of Presidio Production Company (incorporated by reference to Exhibit 3.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.3	Amended and Restated Limited Liability Company Agreement of Prometheus Holdings LLC (incorporated by reference to Exhibit 3.3 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 3.4 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Perpetual Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
4.1	Warrant Agreement, dated August 6, 2024, between EQV Ventures Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to EQV Venture Acquisition Corp.’s Current Report on Form 8-K/A (File No. 001-42207) filed with the SEC on August 8, 2024).
4.2	Assignment, Assumption and Amendment Agreement, by and among Presidio Production Company, EQV Ventures Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on March 9, 2026).
10.1+	Purchase and Sale Agreement, dated May 7, 2026, between Alchemist Energy LeaseCo, LP and Presidio Production Company (incorporated by reference to Exhibit 10.1 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on July 8, 2026).
10.2+	Purchase and Sale Agreement, dated May 7, 2026, between Canyon Creek Energy – Arkoma, LLC and Presidio Production Company (incorporated by reference to Exhibit 10.2 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on July 8, 2026).
10.3+	Purchase and Sale Agreement, dated May 7, 2026, between Pivotal Arkoma Basin II, LLC and Presidio Production Company (incorporated by reference to Exhibit 10.3 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on July 8, 2026).
10.4+	Registration Rights Agreement, dated July 1, 2026 (incorporated by reference to Exhibit 10.4 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on July 8, 2026).
10.5+	Loan and Security Agreement, dated July 1, 2026, between Presidio Acquisitions LLC, Presidio Intermediate Holding Company II LLC, Goldman Sachs Bank USA, Citizens Bank, N.A., and the other loan parties and lenders party thereto (incorporated by reference to Exhibit 10.5 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on July 8, 2026).
10.6+	Non-Recourse Carve-Out Guarantee, dated July 1, 2026, between Goldman Sachs Bank USA and Presidio Production Company (incorporated by reference to Exhibit 10.6 to Presidio Production Company’s Current Report on Form 8-K (File No. 001-43179) filed with the SEC on July 8, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) , as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Certain schedules or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDIO PRODUCTION COMPANY

Date: November 13, 2026	By:	/s/ Will Ulrich
	Name:	Will Ulrich
	Title:	Chairman, Co-Chief Executive Officer and Director
(principal executive officer)

Date: November 13, 2026	By:	/s/ Chris Hammack
	Name:	Chris Hammack
	Title:	Co-Chief Executive Officer and Director
(principal executive officer)

Date: November 13, 2026	By:	/s/ John Brawley
	Name:	John Brawley
	Title:	Chief Financial Officer (principal financial officer)